Form 10-K
period 1994-01-29
UNITED STATES SHOE CORP
filed 1994-04-28
CIK 101771

- - - - - - --------------------------------------------------------------------------------
- - - - - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended January 29, 1994        Commission File Number 1-4009


                       THE UNITED STATES SHOE CORPORATION


            Ohio                                        31-0474200
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


             One Eastwood Drive                             45227
              Cincinnati, Ohio                            (Zip Code)
  (Address of Principal Executive Offices)


       Registrant's telephone number, including area code:  (513) 527-7000

           Securities registered pursuant to Section 12(b) of the Act:

          Title of Class             Name of Each Exchange on Which Registered
          --------------             -----------------------------------------
Common Shares without Par Value               New York Stock Exchange
                                             /Pacific Stock Exchange
Preference Share Purchase Rights              New York Stock Exchange
                                              /Pacific Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of April 4, 1994: $782,346,874

Number of shares outstanding of the registrant's common stock as of April 4, 1994: 45,927,585

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareholders for the fiscal year ended January 29, 1994 - Part I and Part II. Portions of the Definitive Proxy Statement dated April 22, 1994 - Part III.

                                     PART I
ITEM 1.    BUSINESS.

                                   THE COMPANY

     The United States Shoe Corporation (the "company") is a specialty retailing company operating 2,237 retail outlets and leased departments in the United States, Puerto Rico and Canada. The company's specialty retailing businesses focus on three major product segments: women's apparel, optical and footwear. The company also manufactures, imports and wholesales prominent footwear brands, primarily for women, that accounted for about 18% of the company's net sales for the fiscal year ended January 29, 1994 ("fiscal 1993"). Information concerning the number of stores operated by the company's retailing businesses at the close of each of its last three fiscal years is set forth on page 20 of the company's Annual Report to Shareholders for fiscal 1993, (the "Annual Report to Shareholders"), and that information is incorporated herein by reference.

     Information concerning business developments occurring during fiscal 1993 are described on pages 24 through 29, under the caption "MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", of the Annual Report to Shareholders, and that information is incorporated herein by reference.

     Information concerning net sales and earnings from operations for each of the company's business segments and the identifiable assets of each business segment are set forth under the caption "FIVE-YEAR FINANCIAL SUMMARY" on page 23 of the Annual Report to Shareholders, and that information is incorporated herein by reference.

                         WOMEN'S APPAREL RETAILING GROUP

     The operating divisions constituting the Women's Apparel Retailing Group, whose stores are located primarily in enclosed malls, are as follows:

     CASUAL CORNER offers wear-to-work fashion apparel for the misses customer for her ready-to-wear, sportswear, and accessory needs at moderate and upper-moderate price ranges targeted to women age 25 to 50.

     PETITE SOPHISTICATE focuses on wear-to-work and casual fashion apparel for women 5'4" and under at moderate and upper-moderate prices.

     CAPEZIO focuses on moderately priced casual and active apparel in updated feminine styles that emphasize color.

     PAPPAGALLO offers upper-moderate to better priced apparel, shoes and accessories for professional women age 30 to 50.

     AUGUST MAX WOMAN offers wear-to-work and casual fashion apparel for women who wear sizes 14-26 at moderate prices.

     CAREER IMAGE COMPANY STORE offers misses brand-name fashions at value prices, with stores located in factory outlet centers.

                             OPTICAL RETAILING GROUP

     The company's Optical Retailing Group, the largest in the world based on revenues, includes LENSCRAFTERS, an optical superstore chain, and SIGHT & SAVE, a value optical retailing chain.

     LENSCRAFTERS operates the largest group of optical superstores in both the United States and Canada. Customers can choose from a large selection of frames and lenses offering superior comfort and fit and can obtain a completed pair of glasses made in about one hour because of the on-site lens grinding laboratories. These stores are located primarily in enclosed malls and strip centers.

        LensCrafters also operates EYEXAM2000, a service of independent or company optometrists who provide eye examinations either in, or in locations
convenient to, the stores.   LensCrafters also provides services under managed
care programs, in which third-party benefit plans cover eyewear purchases from approved outlets.

     SIGHT & SAVE, the company's value optical retailing business, offers everyday low prices and service in one to four days. As a brand, it is sharply different from LensCrafters, appealing to a different, but complementary, customer as a way to broaden the group's reach. The company operates the Sight & Save business primarily through leased optical departments in selected Kmart stores.


                                 FOOTWEAR GROUP

FOOTWEAR RETAILING

     The company's footwear retailing operations include three separate
businesses:   the BANISTER division, which operates factory outlet stores; the
CONCEPT division, which operates corporately-owned concept shoe stores under the names EASY SPIRIT, THE COBBIE SHOP and JOYCE-SELBY SHOES; and the CINCINNATI SHOE division, which primarily manages leased footwear departments in Burlington Coat Factory and Steinmart strong-value stores. In the fourth quarter of fiscal 1993 the company announced its plan to consolidate Banister and Cincinnati Shoe operations. In fiscal 1993 about 9% of the company's wholesale footwear volume was sold through its footwear retailing operations, which also merchandise shoes and accessories provided by other manufacturers.

FOOTWEAR MANUFACTURING, IMPORTING AND WHOLESALING

     The company manufactures and imports footwear which is sold in medium and higher price ranges. The company's brands include AMALFI, BANDOLINO, YFA BANDOLINO, CAPEZIO, COBBIE, EASY SPIRIT, EVAN-PICONE (under license), JOYCE, PAPPAGALLO, and SELBY. The company also manufactures and markets Western and casual boots for men, women and children under the TEXAS BRAND BOOTS, EL DORADO,
J. CHISHOLM and WRANGLER (under license) brand names.


                                     GENERAL

     There have been no significant changes in the kinds of products manufactured and imported, or services rendered, by the company since January 30, 1993.

     During the last fiscal year, the company's Women's Apparel Retailing Group purchased merchandise from a substantial number of domestic and foreign suppliers. Approximately 74% of that merchandise was purchased from domestic suppliers and the remainder was purchased from foreign suppliers. It is not practicable for the company to identify separately the domestic and foreign sources of its domestic purchases. During fiscal 1993, no single supplier accounted for more than 5% of the merchandise purchased by the Women's Apparel Retailing Group.

     During fiscal 1993, the company's Optical Retailing Group purchased frames and lenses from various suppliers. Lenses are purchased primarily from domestic manufacturers and suppliers. However, while most of the frames are purchased from domestic suppliers, they are primarily manufactured in foreign countries.

     The Footwear Group maintains a policy of global sourcing which combines domestic shoe manufacturing capacity with importing capabilities. Approximately 40% of the company's wholesale footwear volume is accounted for by imported women's shoes (primarily from South America, the Far East and Europe), which are designed and manufactured to the company's specifications.

     The most important raw materials used in the manufacture of shoes are leather, synthetic materials and fabrics, all of which are purchased by the company in the open market from various suppliers, and all of which have been available in adequate quantities. The cost of leather has remained relatively constant compared with the prior year. Synthetic materials and fabrics have decreased slightly in price which had no significant impact on the selling price of the company's products.

     The company has granted licenses in foreign countries for the manufacture and sale of shoes abroad under various trademarks owned by the company. The company also has granted licenses to a number of operators of domestic shoe stores, including THE COBBIE SHOP, JOYCE-SELBY SHOES, SHOP FOR PAPPAGALLO and EASY SPIRIT. Domestic companies also are licensed to manufacture and market non-footwear products under the company's CAPEZIO and EASY SPIRIT trademarks.

     No individual patent, license, franchise or concession held or granted by the company is considered to have been material to its operations during the last fiscal year. The company has a number of registered trademarks and servicemarks, both in the United States and in foreign countries, that are considered to be of significant value to its business. The registered trademarks and servicemarks are subject to periodic renewal.

     The company experiences seasonal fluctuations in components of working capital. Inventories of the Women's Apparel Retailing Group are generally at their highest level at the end of the third quarter prior to the Christmas holiday season. The sales volume of the Women's Apparel Retailing Group is normally highest during the fourth fiscal quarter. This peak is generally attributable to the Christmas season and post-holiday promotional activity. The company maintains lines of credit that may be used to finance seasonal fluctuations in working capital on a short-term basis.

     During fiscal 1993, no single customer accounted for more than 10% of the
company's consolidated net sales.   The  company's  footwear  wholesaling
business  sells  primarily  to
independent retailers and department stores across the United States. In fiscal 1993 the wholesaling segment's three largest customers accounted for 8.6%, 7.5% and 4.8%, respectively, of the segment's net sales.

     The company's footwear wholesaling business does not have, nor has it historically had, a significant backlog of noncancelable orders. Advance orders are solicited by the company's sales force four to six times each year with most of such orders being for the spring and fall retail seasons. These advance orders are placed by wholesale customers for delivery in up to seven months, which is greatly influenced by the amount of lead time that customers allow when placing orders for the forthcoming retail season. The footwear wholesaling business also includes substantial sales under various stock programs. In order to support these programs, the company maintains stock inventories of certain high-volume styles that allow customers the ability to replenish fast-moving items. Accordingly, management does not believe its fiscal year-end order backlog is a meaningful indicator of the footwear wholesaling division's future results.

     The Women's Apparel Retailing, Optical Retailing and Footwear Groups operate within highly competitive markets. The company's women's apparel competitors include national, regional and individual specialty apparel stores, department stores and direct marketing catalog companies. The Optical Retailing Group competes with independent optometrists as well as regional and national chains of optical superstores. The footwear manufacturing/wholesaling divisions compete with other domestic manufacturers and importers of foreign-produced footwear in medium-to-higher price ranges. Footwear retailing divisions compete with stores and leased departments ranging from individual operators to regional and national chains and department stores.

     The company's investment in research and development during the last three fiscal years was not significant to the company's consolidated operations.

     The company does not anticipate that compliance with federal, state and local laws and regulations relating to the protection of the environment will have a significant effect on the company's consolidated operations.

     The company employs approximately 38,000 people.

ITEM 2.  PROPERTIES.

     The company's executive offices and certain offices of the Footwear Group are located in Cincinnati, Ohio, in a 201,000 square foot building owned by the company. Office space occupied by other divisions in various parts of the United States totaled approximately 558,000 square feet as of January 29, 1994, of which 54% was leased. The company also had leased approximately 75,000 square feet of office space in various foreign countries as of that date.

     As of January 29, 1994, the Women's Apparel Retailing Group leased one distribution center/warehouse in Enfield, Connecticut and owned one distribution center/warehouse in Atlanta, Georgia. Total square footage of these two distribution centers/warehouses was approximately 471,000. As of that date, the Women's Apparel Retailing Group operated 1,306 stores, encompassing about 4.7 million square feet of space, located primarily in enclosed malls in 46 states and the District of Columbia.

     As of January 29, 1994, the Optical Retailing Group leased two distribution centers/warehouses, one in Cincinnati, Ohio and one in Toronto, Ontario. Total square footage of these locations was approximately 57,000. On that date, the group operated 543 stores and leased departments, encompassing about 2.7 million square feet of space. These stores are located primarily in enclosed malls and strip centers in 45 states (about 2.4 million square feet of space), Puerto Rico and Canada. The leased optical departments are located in selected Kmart stores.

     As of January 29, 1994, the Footwear Group operated nine footwear manufacturing plants, a product development facility and two component plants with an aggregate of approximately 741,000 square feet of space located in four states in the midwestern United

States. One of the manufacturing plants is leased. The company also leases two component plants with approximately 93,000 square feet of space in the Dominican Republic and leases one component plant with approximately 29,000 square feet of space in Honduras.

     The manufacturing plants have an optimum daily production capacity (which includes production of shoes utilizing fitted upper component parts manufactured in the company's component plants) of approximately 50,000 pairs of shoes and boots. During fiscal 1993, the company's plants operated at approximately 90% of optimum production capacity.

     As of January 29, 1994, the group operated four footwear manufacturing/wholesaling distribution centers, with approximately 934,000 square feet of space, in various parts of the United States. One of the centers is owned and is located in the complex with the company's executive offices in Cincinnati, Ohio.

     The group also operated a 92,000 square foot footwear retailing distribution center in Beloit, Wisconsin, in a building owned by the company. The footwear retailing divisions operated 388 shoe stores and leased shoe departments at January 29, 1994 encompassing about 1.4 million square feet of space in 43 states. The shoe stores are located primarily in major shopping centers and outlet malls. The leased shoe departments are located in strong-value stores.

       The company's operating leases for retail stores expire between 1994 and 2005. The average initial terms of existing retail leases are as follows: women's apparel stores, 11 years; optical stores, 9 years; shoe stores, 6 years; leased optical departments, 5 years; and leased shoe departments, 3 years.

ITEM 3.  LEGAL PROCEEDINGS.

     Litigation is instituted from time to time against the company which involves routine matters incident to the company's business. In the opinion of management, the ultimate disposition of such litigation will not have a material effect upon the company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The company did not submit any matters to a vote of security holders during the last quarter of its fiscal year ended January 29, 1994.

     EXECUTIVE OFFICERS OF REGISTRANT.  (As of April 4, 1994)


     NAME                           TITLE                            AGE


David M. Browne           Executive Vice President, President-
                          Optical Retailing Group                     34

James J. Crowe            Vice President-Secretary and
                          General Counsel                             58

Edwin C. Gerth            Vice President-Corporate Controller         55

Noel E. Hord              Executive Vice President, President-
                          Footwear Group                              47

Bannus B. Hudson          President and Chief Executive Officer       48

James P. Maloney          Vice President-Human Resources              54

Charles S. Mechem, Jr.    Chairman of the Board                       63

Robert J. Petrik          Vice President-Treasurer                    45

Michael M. Searles        Executive Vice President, President-
                          Women's Apparel Retailing Group             45

Martin Sherman            Senior Vice President-CEO Retail
                          Development and Services Division           64

K. Brent Somers           Executive Vice President and Chief          45
                          Financial Officer

     NAME               BUSINESS EXPERIENCE - PAST FIVE YEARS TO PRESENT

David M. Browne         Executive Vice President of the company since March
                        1994; President-Optical Retailing Group since February
                        1992; President-LensCrafters Division, March 1990-
                        February 1992; Executive Vice President of the
                        LensCrafters Division, October 1989-March 1990; Vice
                        President-Marketing of the LensCrafters Division,
                        October 1987-October 1989.

James J. Crowe*

Edwin C. Gerth*

Noel E. Hord            Executive Vice President of the company since March
                        1994; President- Footwear Group since May 1993; Group
                        President of Nine West and Enzo Angiolini divisions of
                        Nine West Group, Inc. (formerly Fisher-Camuto), January
                        1991-May 1993; President of Enzo Angiolini division prior to January 1991.

Bannus B. Hudson        President and Chief Executive Officer of the company
                        since March 1990; President and Chief Operating Officer of the company, January 1990-March 1990; President of the LensCrafters Division, October 1987-January 1990.

James P. Maloney        Vice President-Human Resources of the company since
                        January 1994; Vice President-Human Resources of the
                        Footwear Group, April 1993-January 1994; Vice President-
                        Human Resources, Howmet Corporation, September 1992-
                        April 1993; Director-Organization Change, Howmet
                        Corporation, May 1992-September 1992, Director-Education and Management Development, Howmet Corporation, January
                        1988 - May 1992.

Charles S. Mechem, Jr.  Chairman of the Board of the company since March 1993;
                        Commissioner of the Ladies Professional Golf Association since January 1991; Chairman of the Board of Great American Broadcasting Company (formerly Taft Broadcasting Company) 1967 - June 1990, and Chairman of its Executive Committee, June 1990 - December 1990; Of Counsel to Taft, Stettinius & Hollister, June 1990 - December 1990.

Robert J. Petrik        Vice President-Treasurer of the company since March
                        1989; Director-Corporate Financial Planning of the company prior to March 1989.

Michael M. Searles      Executive Vice President of the company since March
                        1994; President-Women's Apparel Retailing Group since
                        March 1993; President of the Kids 'R Us division of Toys
                         R Us, Inc. prior to March 1993.

Martin Sherman*

K. Brent Somers         Executive Vice President of the company since March
                        1994; Chief Financial Officer since April 1990; Vice
                        President-Finance of the company, April 1990 - March
                        1994; Vice President-Finance and Accounting and Chief
                        Financial Officer of the LensCrafters Division, October
                        1987-April 1990.


* Has served the company in the present position for at least the past five years.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

     The information required by this Item is set forth on page 22 of the Annual Report to Shareholders, and that information is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information required by this Item is set forth in the "FIVE-YEAR FINANCIAL SUMMARY" on page 23 of the Annual Report to Shareholders, and that information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is set forth on pages 24 through 29 of the Annual Report to Shareholders, and that information is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The "CONSOLIDATED BALANCE SHEETS" as of January 29, 1994 and January 30, 1993, the "CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS" and "CONSOLIDATED STATEMENTS OF CASH FLOWS" for each of the three years in the period ended January 29, 1994, and the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," together with the "REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS" (which includes an explanatory paragraph with respect to the changes in accounting methods for accounting for income taxes, effective February 2, 1992, optical retailing inventory valuation, effective March 1, 1992, and nonpension postretirement benefits, effective February 3, 1991, as discussed in Note 2 to the consolidated financial statements), are set forth on pages 30 through 42 of the Annual Report to Shareholders, and that information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is set forth in Part I of this Form 10-K under "Executive Officers of Registrant" and on pages 4 through 6 of the company's definitive proxy statement dated April 22, 1994 (the "Proxy Statement"), and that information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is set forth on pages 6 through 19 of the Proxy Statement, and that information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item is set forth on pages 2 and 3 of the Proxy Statement, and that information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is set forth on page 19 of the Proxy Statement, and that information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

   (a)1.  Consolidated Financial Statements (Registrant and subsidiaries).

          Consolidated financial statements and the report of independent public accountants incorporated herein by reference to the company's Annual Report to Shareholders for the fiscal year ended January 29, 1994 (pages 30 through 42) filed as Exhibit 13:

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (which includes an explanatory paragraph with respect to changes in certain accounting methods).

             CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS for the
                  fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992.

             CONSOLIDATED BALANCE SHEETS as of January 29, 1994  and January 30,
                  1993.

             CONSOLIDATED STATEMENTS OF CASH FLOWS for the fiscal years ended
                  January 29, 1994, January 30, 1993 and February 1, 1992.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

   (a)2.  Financial Statement Schedules.

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (which includes reference to changes in certain accounting methods).

          Schedule    V  Property, Plant and Equipment.

          Schedule VI Accumulated Depreciation and Amortization of Property, Plant and Equipment.

          Schedule VIII  Valuation and Qualifying Accounts.

          Schedule   IX  Short-Term Borrowings.

          Schedule    X  Supplementary Income Statement Information.

          All other schedules are omitted because they are not applicable or not required or because the required information is set forth in the consolidated financial statements or notes thereto.

   (a)3.  Exhibits.

          3.(a) Amended Articles of Incorporation, incorporated herein by reference to the company's Form 8 Amendment No. 1, dated August 30, 1985, to its Quarterly Report on Form 10-Q for the quarter ended April 28, 1984 and filed with the Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED).

   (a)3.  Exhibits (continued).

     3.(b) Regulations, as amended, incorporated herein by reference to the company's Current Report on Form 8-K, dated August 30, 1985, and filed with the Commission.

     4.(a) Rights Agreement between the company and Morgan Guaranty Trust Company of New York, dated as of March 31, 1986, incorporated herein by reference to the company's Form 8-A, dated April 9, 1986, and filed with the Commission. First Amendment to Rights Agreement between the company and Morgan Shareholders Services Trust Company, dated as of March 23, 1988, incorporated herein by reference to the company's Current Report on Form 8-K, dated March 23, 1988, and filed with the Commission.

     4.(b) Instruments defining the rights of security holders, including indentures. The company hereby agrees to furnish to the Commission, upon request, copies of instruments defining the rights of holders of the company's long-term debt.

     10.(a) The United States Shoe Corporation 1978 Key Personnel Stock Option Plan, as amended effective March 25, 1982 and May 26, 1983, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 2-60244) and filed with the Commission.

     10.(b) The United States Shoe Corporation 1983 Key Personnel Stock Option Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 2-86625) and filed with the Commission.

     10.(c) The United States Shoe Corporation 1985 Outside Directors Stock Option Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-6501) and filed with the Commission.

     10.(d) The United States Shoe Corporation 1988 Employee Incentive Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-21106) and filed with the Commission.

     10.(e) The United States Shoe Corporation 1991 Outside Directors Stock Option Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-44514) and filed with the Commission.

     10.(f) Amendments dated as of January 29, 1991 and March 25, 1992 to The United States Shoe Corporation Salaried Employees Deferred Compensation Plan. The United States Shoe Corporation Salaried Employees Deferred Compensation Plan, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

     10.(g) The United States Shoe Corporation Deferred Compensation Plan for Non-Management Directors, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 1, 1992.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED).

   (a)3.   Exhibits (continued).

     10.(h) Employment Agreement, dated as of August 1, 1990, between the company and Bannus B. Hudson, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

     10.(i) Amendment No. 3, dated as of June 24, 1993, to Employment Agreement between the company and Martin Sherman. Amendment No. 2, dated as of April 6, 1992, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993. Amendment No. 1, dated as of October 19, 1990, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991. Employment Agreement, dated as of June 16, 1989, between the company and Martin Sherman, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 3, 1990.

     10.(j) Employment Agreement, dated as of April 1, 1993, between the company and K. Brent Somers, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

     10.(k) Amendment No. 1, dated as of February 3, 1994, to Employment Agreement between the company and David M. Browne. Employment Agreement dated as of January 1, 1991, between the company and David M. Browne, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

     10.(l) Amendment No. 5, dated as of January 26, 1994, to Severance Compensation Agreement between the company and Martin Sherman. Amendment No. 4, dated as of May 22, 1992, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993. Amendment No. 3, dated as of March 28, 1990, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 3, 1990. Severance Compensation Agreement, dated June 1, 1987, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1988. Amendments No. 1 and 2, dated as of March 23, 1988 and August 15, 1988, respectively, to Severance Compensation Agreement incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 28, 1989.

     10.(m) The United States Shoe Corporation Corporate Deferred Compensation Plan effective May 1, 1991 (commencing June 1,
               1992), incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED).

(a)3.     Exhibits (continued).

      10.(n) Amendment No. 5, dated as of January 26, 1994, to Severance Compensation Agreement between the company and Bannus B. Hudson. Amendment No. 4 to Severance Compensation Agreement, dated as of May 22, 1992, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993. Severance Compensation Agreement dated as of November 1, 1987 and Amendments No. 1 through 3, dated as of March 23, 1988, August 15, 1988 and March 28, 1990, respectively, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 3, 1990.

     10.(o) Amendment No. 2, dated as of January 26, 1994, to Severance Compensation Agreement between the company and K. Brent Somers. Amendment No. 1 to Severance Compensation Agreement, dated as of May 22, 1992, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993. Severance Compensation Agreement dated as of March 28, 1990 incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 3, 1990.

     10.(p) Amendment No. 2, dated as of January 26, 1994, to Severance Compensation Agreement between the company and David M. Browne. Amendment No. 1 to Severance Compensation Agreement, dated as of May 22, 1992, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993. Severance Compensation Agreement dated as of March 28, 1990 incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

     10.(q) Amendment and Restatement to the Supplemental Executive Salaried Employees Benefit Plan, dated as of March 27, 1991, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 1, 1992. Supplemental Executive Salaried Employees Benefit Plan, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

     10.(r) Description of the Key Executive Long Term Incentive Program effective February 2, 1992, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

     10.(s) Description of the Annual Incentive Bonus Program, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

     10.(t) Employment Agreement, dated as of March 15, 1993, between the company and Michael M. Searles.

     10.(u) Amendment No. 1, dated as of January 26, 1994, to Severance Compensation Agreement between the company and Michael M. Searles. Severance Compensation Agreement, dated as of March 15, 1993.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED).

(a)3.     Exhibits (continued).

     10.(v) Employment Agreement, dated as of May 19, 1993, between the Company and Noel E. Hord.

     10.(w) Amendment No. 1, dated as of January 26, 1994, to Severance Compensation Agreement between the company and Noel E. Hord. Severance Compensation Agreement, dated as of January 24, 1994.

     11.       Computation of Earnings per Common and Common Equivalent Share.

     13. Annual Report to Shareholders for the fiscal year ended January 29, 1994. (Pages 20 and 22-42).

     21.       List of Subsidiaries.

     23.       Consent of Independent Public Accountants.

(b)  Reports on Form 8-K.

     The company did not file a report on Form 8-K during the last quarter of its fiscal year ended January 29, 1994

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            THE UNITED STATES SHOE CORPORATION


Date:  April 27, 1994         By   /s/  Edwin C. Gerth
                                   -----------------------------------
                                   Edwin C. Gerth
                                   Vice President-
                                   Corporate Controller
                                   (Principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 27, 1994              /s/  Bannus B. Hudson
                                   -----------------------------------
                                        Bannus B. Hudson
                                        President and Chief Executive Officer
                                        (Principal executive officer)

Date:  April 27, 1994              /s/  K. Brent Somers
                                   -----------------------------------
                                        K. Brent Somers
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal financial officer)

Date:  April 27, 1994              /s/  Joseph H. Anderer
                                   -----------------------------------
                                        Joseph H. Anderer
                                        Director of the Corporation

Date:  April 27, 1994              /s/  Philip E. Beekman
                                   -----------------------------------
                                        Philip E. Beekman
                                        Director of the Corporation

Date:  April 27, 1994              /s/  Gilbert Hahn, Jr.
                                   -----------------------------------
                                        Gilbert Hahn, Jr.
                                        Director of the Corporation

Date:  April 27, 1994              /s/  Roger L. Howe
                                   -----------------------------------
                                        Roger L. Howe
                                        Director of the Corporation

Date:  April 27, 1994              /s/  Lorrence T. Kellar
                                   -----------------------------------
                                        Lorrence T. Kellar
                                        Director of the Corporation

Date:  April 27, 1994              /s/  Albert M. Kronick
                                   -----------------------------------
                                        Albert M. Kronick
                                        Director of the Corporation

Date:  April 27, 1994              /s/  Thomas Laco
                                   -----------------------------------
                                        Thomas Laco
                                        Director of the Corporation

Date:  April 27, 1994              /s/  Charles S. Mechem, Jr.
                                   -----------------------------------
                                        Charles S. Mechem, Jr.
                                        Director of the Corporation

Date:  April 27, 1994              /s/  John L. Roy
                                   -----------------------------------
                                        John L. Roy
                                        Director of the Corporation

Date:  April 27, 1994              /s/  Phyllis S. Sewell
                                   -----------------------------------
                                        Phyllis S. Sewell
                                        Director of the Corporation

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Directors of
The United States Shoe Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The United States Shoe Corporation and subsidiaries' Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 7, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the changes in accounting methods for income taxes and optical retailing inventory valuation in 1992, and nonpension postretirement benefits in 1991 as discussed in Note 2 to the consolidated financial statements.

     Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             ARTHUR ANDERSEN & CO.


Cincinnati, Ohio,
March 7, 1994

               THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES
                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (a)
  FOR THE YEARS ENDED JANUARY 29, 1994,  JANUARY 30, 1993 AND FEBRUARY 1, 1992
  ----------------------------------------------------------------------------
                                   (Thousands)


                   COLUMN A                           COLUMN B        COLUMN C        COLUMN D          COLUMN E          COLUMN F
- - - - - - -----------------------------------------------    -------------    -----------    -------------    ---------------    -------------
                                                     Balance at                                          Other           Balance at
                                                    Beginning of     Additions                          Changes            End of
                Classification                          Year          at cost       Retirements      Add(Deduct)(b)         Year
- - - - - - -----------------------------------------------    -------------    -----------    -------------    ---------------    -------------
FOR THE YEAR ENDED JANUARY 29, 1994:

        Leasehold Improvements                     $    350,565     $   14,847     $     46,551     $        2,573     $    321,434
        Furniture, Fixtures, and Machinery              405,062         45,736           34,166             (3,853)         412,779
        Buildings, Land, and Land Improvements           91,230            855              132               (230)          91,723
                                                   -------------    -----------    -------------    ---------------    -------------
                                                   $    846,857     $   61,438     $     80,849     $       (1,510)    $    825,936
                                                   -------------    -----------    -------------    ---------------    -------------
                                                   -------------    -----------    -------------    ---------------    -------------


FOR THE YEAR ENDED JANUARY 30, 1993:

        Leasehold Improvements                     $    347,526     $   32,424     $     28,109     $       (1,276)    $    350,565
        Furniture, Fixtures, and Machinery              404,759         38,457           36,295             (1,859)         405,062
        Buildings, Land, and Land Improvements           90,650            980              436                 36           91,230
                                                   -------------    -----------    -------------    ---------------    -------------
                                                   $    842,935     $   71,861     $     64,840     $       (3,099)    $    846,857
                                                   -------------    -----------    -------------    ---------------    -------------
                                                   -------------    -----------    -------------    ---------------    -------------

FOR THE YEAR ENDED FEBRUARY 1, 1992:

        Leasehold Improvements                     $    360,905     $   24,223     $     37,669     $           67     $    347,526
        Furniture, Fixtures, and Machinery              393,235         34,752           21,525             (1,703)         404,759
        Buildings, Land, and Land Improvements           90,438            857              731                 86           90,650
                                                   -------------    -----------    -------------    ---------------    -------------
                                                   $    844,578     $   59,832     $     59,925     $       (1,550)    $    842,935
                                                   -------------    -----------    -------------    ---------------    -------------
                                                   -------------    -----------    -------------    ---------------    -------------


NOTES:
    (a)  Refer to "Notes to Consolidated Financial Statements", Note (1) Significant Accounting Policies on page 35 of the company's
         1993 Annual Report to Shareholders for depreciation methods and useful lives.
    (b)  Amounts represent capitalization of leases and transfers among balance sheet accounts.


              THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES
            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                      OF PROPERTY,  PLANT  AND EQUIPMENT
 FOR THE YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993  AND FEBRUARY 1, 1992
 -----------------------------------------------------------------------------
                                  (Thousands)


                     COLUMN A                        COLUMN B      COLUMN C         COLUMN D      COLUMN E        COLUMN F
- - - - - - -------------------------------------------------- ------------- -------------    ------------- --------------- --------------
                                                                   Additions
                                                     Balance at    Charged to                        Other        Balance at
                                                    Beginning of   Costs and                        Changes         End of
                  Classification                        Year        Expenses       Retirements   Add(Deduct)(a)      Year
- - - - - - -------------------------------------------------- ------------- -------------    ------------- --------------- --------------
FOR THE YEAR ENDED JANUARY 29, 1994:

        Leasehold Improvements                     $    178,875  $     34,136     $     32,174  $          911  $     181,748
        Furniture, Fixtures, and Machinery              233,074        45,873           24,824          (2,116)       252,007
        Buildings, Land, and Land Improvements           28,783         2,910               69               0         31,624
                                                   ------------- -------------    ------------- --------------- --------------
                                                   $    440,732  $     82,919 (b) $     57,067  $       (1,205) $     465,379
                                                   ------------- -------------    ------------- --------------- --------------
                                                   ------------- -------------    ------------- --------------- --------------

FOR THE YEAR ENDED JANUARY 30, 1993:

        Leasehold Improvements                     $    164,600  $     34,256     $     19,626  $         (355) $     178,875
        Furniture, Fixtures, and Machinery              214,517        45,436           26,605            (274)       233,074
        Buildings, Land, and Land Improvements           26,007         2,922              159              13         28,783
                                                   ------------- -------------    ------------- --------------- --------------
                                                   $    405,124  $     82,614 (b) $     46,390  $         (616) $     440,732
                                                   ------------- -------------    ------------- --------------- --------------
                                                   ------------- -------------    ------------- --------------- --------------

FOR THE YEAR ENDED FEBRUARY 1, 1992:

        Leasehold Improvements                     $    152,139  $     35,719     $     23,574  $          316  $     164,600
        Furniture, Fixtures, and Machinery              185,798        43,983           13,427          (1,837)       214,517
        Buildings, Land, and Land Improvements           23,561         2,929              482              (1)        26,007
                                                   ------------- -------------    ------------- --------------- --------------
                                                   $    361,498  $     82,631 (b) $     37,483  $       (1,522) $     405,124
                                                   ------------- -------------    ------------- --------------- --------------
                                                   ------------- -------------    ------------- --------------- --------------


NOTES:
(a)  Amounts represent transfers among balance sheet accounts.
(b)  The provision for depreciation and amortization of $84,298, $83,522, and $83,186 in 1993, 1992 and 1991, respectively, in the
     "Consolidated Statements of Cash Flows" on page 34 of the company's 1993 Annual Report to Shareholders includes $1,379 in 1993,
     $908 in 1992 and $555 in 1991 for amortization of intangible assets.


               THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEARS ENDED JANUARY 29, 1994,  JANUARY 30, 1993  AND FEBRUARY 1, 1992
  -----------------------------------------------------------------------------
                                   (Thousands)


                    COLUMN A                        COLUMN B                  COLUMN C                  COLUMN D          COLUMN E
- - - - - - ------------------------------------------------- ------------  ---------------------------------   ---------------    -------------
                                                                             Additions
                                                                ---------------------------------
                                                   Balance at     Charged to                                             Balance at
                                                    Beginning     Costs and         Charged to                              End
                   Description                       of Year       Expenses       Other Accounts       Deductions         of Year
- - - - - - ------------------------------------------------- ------------  -------------    ----------------   ---------------    -------------
FOR THE YEAR ENDED JANUARY 29, 1994:

        Allowance for Doubtful Accounts           $    10,832   $      1,889     $          --      $        5,101 (a) $      7,620
        Reserves for Returns and Allowances       $     9,682   $     25,436     $          --      $       24,436 (b) $     10,682
        Accrued Restructuring costs               $    21,945   $         --     $          --      $        9,724 (c) $     12,221


FOR THE YEAR ENDED JANUARY 30, 1993:

        Allowance for Doubtful Accounts           $     9,878   $      6,998     $          --      $        6,044 (a) $     10,832
        Reserves for Returns and Allowances       $     6,399   $     27,360     $          --      $       24,077 (b) $      9,682
        Accrued Restructuring costs               $    50,840   $         --     $          --      $       28,895 (c) $     21,945


FOR THE YEAR ENDED FEBRUARY 1, 1992:

        Allowance for Doubtful Accounts           $     7,631   $      5,191     $          --      $        2,944 (a) $      9,878
        Reserves for Returns and Allowances       $     9,377   $     26,142     $          --      $       29,120 (b) $      6,399
        Accrued Restructuring costs               $    80,000   $         --     $          --      $       29,160 (c) $     50,840



NOTES:
     (a)  Represents uncollectible accounts charged off and miscellaneous reclassifications.
     (b)  Represents credits issued to customers.  The change in the reserve balance is affected by the timing of the issuance of credits to customers.
     (c)  Represents primarily store and plant closing costs, lease termination costs, severance pay, write-down of the related assets and operating losses until sale or closing.


               THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES
                       SCHEDULE IX - SHORT TERM BORROWINGS
 FOR THE YEARS ENDED JANUARY 29, 1994,  JANUARY 30, 1993  AND FEBRUARY 1, 1992
 ------------------------------------------------------------------------------
                              (Dollar Amounts in Thousands)


          COLUMN A                   COLUMN B        COLUMN C        COLUMN D        COLUMN E          COLUMN F
- - - - - - -----------------------------        -----------    -----------    ------------    ------------    ---------------
                                                                     Maximum         Average           Weighted
                                                      Weighted        Amount         Amount            Average
                                     Balance at       Average       Outstanding    Outstanding         Interest
   Category of Aggregate               End of         Interest      During the      During the       Rate During
   Short-term Borrowings                Year           Rate            Year           Year (b)        the Year (b)
- - - - - - -----------------------------        -----------    -----------    ------------    ------------    ---------------
FOR THE YEAR ENDED JANUARY 29, 1994:

        Bank Borrowings              $        --          -- %     $     1,177     $       297               6.00%


FOR THE YEAR ENDED JANUARY 30, 1993:

        Bank Borrowings              $        --          -- %     $     1,211     $       260               7.37%


FOR THE YEAR ENDED FEBRUARY 1, 1992:

        Bank Borrowings              $        --          -- %     $     1,301     $       583               9.94%

        Commercial Paper (a)         $        --          -- %     $    12,700     $       340               7.70%


NOTES:
    (a) Commercial paper generally has maturities within sixty (60) days of issuance.
    (b) Computed on a weekly basis.


                                                                      Schedule X


               THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES
             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
            FOR THE YEARS ENDED JANUARY  29, 1994, JANUARY  30, 1993
            --------------------------------------------------------
                              AND FEBRUARY  1, 1992
                              ---------------------
                                   (Thousands)


               Column A                                     Column B
 -----------------------------------------          ---------------------------
                                                           Charged to
                 Item*                                   Costs and Expenses
 -----------------------------------------          ---------------------------

FOR THE YEAR ENDED JANUARY 29, 1994:

  Advertising costs                                          $160,702
                                                             --------
                                                             --------

FOR THE YEAR ENDED JANUARY 30, 1993:

  Advertising costs                                          $164,430
                                                             --------
                                                             --------


FOR THE YEAR ENDED FEBRUARY 1, 1992:

  Advertising costs                                          $161,787
                                                             --------
                                                             --------


* Items omitted do not exceed one percent of net sales as reported in the consolidated statements of earnings.


                                INDEX TO EXHIBITS
Exhibit
  No.
- - - - - - -------

3.(a) Amended Articles of Incorporation, incorporated herein by reference to the company's Form 8 Amendment No. 1, dated August 30, 1985, to its Quarterly Report on Form 10-Q for the quarter ended April 28, 1984 and filed with the Commission.

3.(b) Regulations, as amended, incorporated herein by reference to the company's Current Report on Form 8-K, dated August 30, 1985, and filed with the Commission.

4.(a) Rights Agreement between the company and Morgan Guaranty Trust Company of New York, dated as of March 31, 1986, incorporated herein by reference to the company's Form 8-A, dated April 9, 1986, and filed with the Commission. First Amendment to Rights Agreement between the company and Morgan Shareholders Services Trust Company, dated as of March 23, 1988, incorporated herein by reference to the company's Current Report on Form 8-K, dated March 23, 1988, and filed with the Commission.

4.(b) Instruments defining the rights of security holders, including indentures. The company hereby agrees to furnish to the Commission, upon request, copies of instruments defining the rights of holders of the company's long-term debt.

10.(a) The United States Shoe Corporation 1978 Key Personnel Stock Option Plan, as amended effective March 25, 1982 and May 26, 1983, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 2-60244) and filed with the Commission.

10.(b) The United States Shoe Corporation 1983 Key Personnel Stock Option Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 2-86625) and filed with the Commission.

10.(c) The United States Shoe Corporation 1985 Outside Directors Stock Option Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-6501) and filed with the Commission.

10.(d) The United States Shoe Corporation 1988 Employee Incentive Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-21106) and filed with the Commission.

10.(e) The United States Shoe Corporation 1991 Outside Directors Stock Option Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-44514) and filed with the Commission.

10.(f) Amendments dated as of January 29, 1991 and March 25, 1992 to The United States Shoe Corporation Salaried Employees Deferred Compensation Plan. The United States Shoe Corporation Salaried Employees Deferred Compensation Plan, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

                                INDEX TO EXHIBITS
Exhibit
  No.
- - - - - - -------

10.(g) The United States Shoe Corporation Deferred Compensation Plan for Non-Management Directors, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 1, 1992.

10.(h) Employment Agreement, dated as of August 1, 1990, between the company and Bannus B. Hudson, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

10.(i) Amendment No. 3, dated as of June 24, 1993, to Employment Agreement between the company and Martin Sherman. Amendment No. 2, dated as of April 6, 1992, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993. Amendment No. 1, dated as of October 19, 1990, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991. Employment Agreement, dated as of June 16, 1989, between the company and Martin Sherman, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 3, 1990.

10.(j) Employment Agreement, dated as of April 1, 1993, between the company and K. Brent Somers, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

10.(k) Amendment No. 1, dated as of February 3, 1994, to Employment Agreement between the company and David M. Browne. Employment Agreement dated as of January 1, 1991, between the company and David M. Browne, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

10.(l) Amendment No. 5, dated as of January 26, 1994, to Severance Compensation Agreement between the company and Martin Sherman. Amendment No. 4, dated as of May 22, 1992, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993. Amendment No. 3, dated as of March 28, 1990, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 3, 1990. Severance Compensation Agreement, dated June 1, 1987, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1988. Amendments No. 1 and 2, dated as of March 23, 1988 and August 15, 1988, respectively, to Severance Compensation Agreement incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 28, 1989.

10.(m) The United States Shoe Corporation Corporate Deferred Compensation Plan effective May 1, 1991 (commencing June 1,
               1992), incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

                                INDEX TO EXHIBITS
Exhibit
  No.
- - - - - - -------

 10.(n) Amendment No. 5, dated as of January 26, 1994, to Severance Compensation Agreement between the company and Bannus B. Hudson. Amendment No. 4 to Severance Compensation Agreement, dated as of May 22, 1992, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993. Severance Compensation Agreement dated as of November 1, 1987 and Amendments No. 1 through 3, dated as of March 23, 1988, August 15, 1988 and March 28, 1990, respectively, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 3, 1990.

10.(o) Amendment No. 2, dated as of January 26, 1994, to Severance Compensation Agreement between the company and K. Brent Somers. Amendment No. 1 to Severance Compensation Agreement, dated as of May 22, 1992, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993. Severance Compensation Agreement dated as of March 28, 1990 incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 3, 1990.

10.(p) Amendment No. 2, dated as of January 26, 1994, to Severance Compensation Agreement between the company and David M. Browne. Amendment No. 1 to Severance Compensation Agreement, dated as of May 22, 1992, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993. Severance Compensation Agreement dated as of March 28, 1990 incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

10.(q) Amendment and Restatement to the Supplemental Executive Salaried Employees Benefit Plan, dated as of March 27, 1991, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 1,
               1992.   Supplemental Executive Salaried Employees Benefit Plan,
               incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

10.(r) Description of the Key Executive Long Term Incentive Program effective February 2, 1992, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

10.(s) Description of the Annual Incentive Bonus Program, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

10.(t) Employment Agreement, dated as of March 15, 1993, between the company and Michael M. Searles.

10.(u) Amendment No. 1, dated as of January 26, 1994, to Severance Compensation Agreement between the company and Michael M. Searles. Severance Compensation Agreement, dated as of March 15, 1993.

                                INDEX TO EXHIBITS
Exhibit
  No.
- - - - - - -------

10.(v) Employment Agreement, dated as of May 19, 1993, between the Company and Noel E. Hord.

10.(w) Amendment No. 1, dated as of January 26, 1994, to Severance Compensation Agreement between the company and Noel E. Hord. Severance Compensation Agreement, dated as of January 24, 1994.

11.            Computation of Earnings per Common and Common Equivalent  Share.

13. Annual Report to Shareholders for the fiscal year ended January 29, 1994. (Pages 20 and 22-42).

21.            List of Subsidiaries.

23.            Consent of Independent Public Accountants.