Form 10-Q
period 1994-04-30
UNITED STATES SHOE CORP
filed 1994-06-10
CIK 101771

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


  For the Quarterly Period Ended April 30, 1994   Commission File Number 1-4009


                       THE UNITED STATES SHOE CORPORATION


                Ohio                                        31-0474200
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)


             One Eastwood Drive
              Cincinnati, Ohio                           45227
     (Address of principal executive offices)          (Zip Code)


       Registrant's telephone number, including area code: (513) 527-7000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X   No
                                 -----   -----

     Number of shares outstanding of the registrant's common stock as of April 30, 1994: 45,989,153.

                                                   PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES
                               Consolidated Condensed Statements of Operations
                                    (Thousands except per share amounts)
                                                  (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                        April 30,    May 1,
                                                           1994       1993
                                                       ----------  ----------

NET SALES                                              $ 625,319   $ 640,340

COST OF SALES                                            307,663     328,691
                                                       ---------   ----------

  Gross profit                                           317,656     311,649

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             291,342     323,166
                                                     -----------   ----------

  Earnings (loss) from operations                         26,314     (11,517)


INTEREST EXPENSE, net                                      3,917       4,317
                                                     -----------   ----------

  Earnings (loss) before provision for income taxes       22,397     (15,834)

PROVISION (CREDIT) FOR INCOME TAXES                        9,631      (6,175)
                                                     -----------   ----------

  Net earnings (loss)                                 $   12,766    $ (9,659)
                                                     -----------    ---------

EARNINGS (LOSS) PER SHARE                                  $ .28      $ (.21)
                                                     -----------    ---------

AVERAGE NUMBER OF SHARES                                  46,156      45,624
                                                     -----------    ---------

DIVIDENDS PER SHARE                                        $ .08       $ .13
                                                     -----------    ---------

The accompanying notes are an integral part of these condensed statements.


                                          THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES
                                                Consolidated Condensed Balance Sheets
                                                             (Thousands)
                                                             (Unaudited)


                                              April 30, 1994  January 29, 1994
                                              --------------  ----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $   210,453    $   183,203
  Receivables, net of allowance for doubtful
    accounts of $8,174 at April 30, 1994
    and $7,620 at January 29, 1994                   87,630         85,600
  Inventories                                       352,962        324,096
  Future income tax benefits                         60,473         60,473
  Prepaid expenses                                   27,564         15,861
                                                ------------   ------------
                                                    739,082        669,233
                                                ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, at cost              827,769        825,936
  Less: Accumulated depreciation and
        amortization                                480,224        465,379
                                                ------------   -----------
                                                    347,545        360,557
                                                ------------   ------------
OTHER ASSETS:
  Excess of cost over fair value of net assets
   acquired, net                                     21,387         22,247
  Other assets and deferred charges                  26,997         27,015
                                                ------------   ------------
                                                     48,384         49,262
                                                ------------   -------------
                                                $ 1,135,011    $ 1,079,052
                                                ------------   ------------
                                                ------------   ------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Current portion of long-term debt and
    capital lease obligations                  $      1,022    $       865
  Accounts payable                                  202,496        175,709
  Accrued expenses                                  188,476        170,065
                                                ------------   ------------
                                                    391,994        346,639
                                                ------------   ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS        189,155        189,761
                                                ------------   ------------

DEFERRED CREDITS AND OTHER LIABILITIES               82,520         80,956
                                                ------------   ------------

SHAREHOLDERS' INVESTMENT:
  Cumulative preferred shares, without par
    value, none issued or outstanding                   -              -
  Common shares, without par value                   77,427         75,629
  Foreign currency translation adjustments           (4,176)        (2,931)
  Retained earnings                                 398,091        388,998
                                                ------------   ------------
                                                    471,342        461,696
                                                ------------   ------------
                                                $ 1,135,011    $ 1,079,052
                                                ------------   ------------
                                                ------------   ------------

      The accompanying notes are an integral part of these condensed statements.


                                  THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES
                                         Consolidated Statements of Cash Flows
                                                         (Thousands)
                                                         (Unaudited)

                                                          Three Months Ended
                                                          ------------------
                                                  April 30, 1994    May 1, 1993
                                                  --------------    -----------
CASH PROVIDED BY OPERATIONS:
  Net earnings (loss)                                  $ 12,766      $  (9,659)
  Adjustments to reconcile net earnings (loss)
    to cash provided by operations--
      Provision for depreciation and amortization        22,077         21,005
      Net loss from disposal of property, plant
        and equipment                                       912          1,521
      Deferred compensation provision                       971          2,441
  Other, net                                              1,173         (3,932)
  Changes in components of working capital,
    net of effect of restructuring--
      Receivables                                        (2,030)        (8,252)
      Inventories                                       (28,866)        (8,940)
      Income taxes payable                                3,792        (12,776)
      Prepaid expenses                                  (11,703)       (12,881)
      Accounts payable                                   26,787         30,113
      Accrued expenses                                   14,624          4,293
                                                        --------      ---------
  Cash provided by operations                            40,503          2,933
                                                        --------      ---------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment            (10,312)       (12,856)
  Other, net                                                469            412
                                                        --------      ---------
   Cash used for investing activities                    (9,843)       (12,444)
                                                        --------      ---------
FINANCING ACTIVITIES:
  Payments of long-term debt and capital
  lease obligations                                        (496)          (385)
  Dividend payments                                      (3,673)        (5,927)
  Other, net                                                759          1,460
                                                        --------      ---------
   Cash used for financing activities                    (3,410)        (4,852)
                                                        --------      ---------

Increase (decrease) in cash and cash equivalents         27,250        (14,363)
Cash and cash equivalents, beginning of period          183,203        159,225
                                                        --------      ---------
    Cash and cash equivalents, end of period          $ 210,453      $ 144,862
                                                      ---------      ----------
                                                      ---------      ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for--
    Interest                                            $ 6,118        $ 6,223
    Income taxes                                          5,917          5,852


      The accompanying notes are an integral part of these condensed statements.

               THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.Consolidated Financial Statements --

  The consolidated financial statements for the interim periods included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, management believes that the disclosures are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of results for the full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

  Certain reclassifications have been made to the 1993 financial statements to conform with the 1994 presentation.

2.Accounting Policies --

  The consolidated financial statements presented in this report have been prepared in accordance with the accounting policies described in Note 1 to the consolidated financial statements included in the company's latest annual report on Form 10-K. While management believes that the procedures followed in the preparation of the consolidated financial statements for the interim periods are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist later in the fiscal year. Examples of such estimates include the annual effective tax rate used for calculating the interim provision for income taxes, annual inflationary cost increases and year-end inventory levels used in valuing interim LIFO inventories, and accruals for profit sharing, executive bonuses and unpaid expenses not invoiced.

3.Lines of Credit and Long-Term Debt --

  The company maintains a revolving credit facility with a group of banks that provides for borrowings of up to $125 million. At April 30, 1994, there were no borrowings outstanding under this facility. The revolving credit agreement and the company's other agreements with respect to long-term debt include, among other things, provisions which limit total consolidated indebtedness, require the maintenance of minimum amounts of working capital and of certain financial ratios, limit the amount of capital expenditures, capital stock repurchases and asset sales and limit the payment of cash dividends by the company.

4.Per Share Data --

  Earnings (loss) per share for the three-month periods ended April 30, 1994 and May 1, 1993 is based on the weighted average number of shares of common stock outstanding. The effect of the common stock equivalents for these periods was not significant. Fully diluted earnings (loss) per share for these periods is not significantly different from earnings (loss) per share set forth in the Consolidated Condensed Statements of Operations.

5.Contingencies --

  In conjunction with the sale of certain of the company's operations, certain store leases were assigned to the buyers; however, the company remains contingently liable as guarantor of the lease obligations. Aggregate minimum rentals for these and all other lease guarantees totaled approximately $79 million as of April 30, 1994. Approximately 57% of this total relates to two primary obligors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The United States Shoe Corporation (the company) is a specialty retailer of women's apparel, optical products and services, and footwear. As of April 30, 1994 the company operated 2,272 retail stores and leased departments in the United States and Canada. The company also manufactures, imports and wholesales prominent footwear brands, primarily for women.



                    FINANCIAL INFORMATION BY INDUSTRY SEGMENT

                                   (Thousands)
                                   (Unaudited)


                                       Three Months Ended
                                     ---------------------
                                    April 30,        May 1,
                                       1994           1993
                                     ----------    ---------
Net Sales:
    Women's Apparel Retailing        $ 250,732     $ 275,739
    Optical Retailing                  199,439       181,654
    Footwear                           175,148       182,947
                                     ---------     ---------
       Net Sales                     $ 625,319     $ 640,340
                                     ---------     ---------

  Earnings (Loss) from Operations:
    Women's Apparel Retailing        $  (2,622)    $ (20,331)
    Optical Retailing                   24,507        13,099
    Footwear                             7,888         1,318
    General Corporate Expense           (3,459)       (5,603)
                                     ---------     ----------
     Earnings (Loss) from Operations $  26,314     $ (11,517)
                                     ----------    ----------

  RESULTS OF OPERATIONS

  Overview -

  The company's net sales for the three months ended April 30, 1994 decreased 2.3% to $625.3 million from $640.3 million for the three-month period ended May 1, 1993. Earnings from operations for the 1994 first quarter were $26.3 million, compared with an operating loss of $11.5 million in the first quarter of 1993. Net earnings for the 1994 first quarter were $12.8 million, or $.28 per share, compared with a net loss of $9.7 million, or $.21 per share, in the first quarter of 1993.

  The gross profit percentage in the first quarter of 1994 increased to
  50.8% from 48.7% in the first quarter of 1993.   Increases were recorded
  in the women's apparel segment, resulting primarily from the divestiture in 1993 of the poorly performing Ups 'N Downs and Caren Charles divisions, and in the footwear segment, resulting primarily from stronger performance of the Easy Spirit brand.

  Selling, general and administrative (SG&A) expenses decreased by 9.8%, as the effects of lower operating expenses in the women's apparel and footwear groups that resulted from cost control measures, a net reduction of 199 women's apparel stores and a reduction in general corporate expense were partially offset by operating expenses associated with 51 additional optical stores and leased departments. SG&A comparisons were affected by a change in 1994 in the classification of optical coupon discounts from operating expenses to sales deductions. Optical coupon discounts totaled $5.7 million in the first quarter of 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Net interest expense was $3.9 million for the 1994 first quarter compared with $4.3 million in 1993. Net interest expense for 1994 reflects a higher effective interest rate of 8.7% on borrowed funds compared with 8.4% in 1993, a decrease in average debt outstanding of 13.2% to $177.6 million and an increase in interest income as average short-term investments increased 48% to $175.7 million.

  The effective tax rate was 43% in the first quarter of 1994 compared to 39% in the same period a year ago. The increase in 1994 was due primarily to a higher effective state tax rate compared to a low effective state benefit rate in the prior year.

  WOMEN'S APPAREL RETAILING GROUP -

  Net sales in the Women's Apparel Retailing Group for the first quarter of 1994 were $250.7 million, a decrease of 9.1% compared with the 1993 first quarter. The sales decrease resulted from the impact of a net reduction of 199 retail stores and a 2.6% decrease in comparable store sales.

  Operating losses decreased to $2.6 million for the period compared with operating losses of $20.3 million in the first quarter of 1993. Operating earnings at the Petite Sophisticate division increased on
  higher sales.   Operating losses at the Casual Corner division narrowed,
  despite a decline in sales, as a result of lower operating costs. Operating results of the group continue to be negatively impacted by operating losses in the Capezio division. Operating losses in the first quarter of 1993 included $5.5 million from the recently divested Ups 'N Downs and Caren Charles divisions and $1.7 million of costs associated with business process redesign initiatives.

  The Women's Apparel Retailing Group operated 1,317 stores at the end of the first quarter compared with 1,516 stores at the same time last year.

  OPTICAL RETAILING GROUP -

  In the Optical Retailing Group, net sales were $199.4 million for the first quarter of 1994, an increase of 9.8% compared with the first quarter of 1993. The sales increase resulted from new store volume and a 13.9% increase in comparable store sales. Total sales comparisons for the group were affected by a change in 1994 in the classification of coupon discounts from operating expenses to sales deductions. The significant increase in 1994 comparable store sales was due primarily to strong customer response to a major promotional campaign run during the quarter; a similar promotion was run primarily in the second quarter of 1993. Operating earnings increased to $24.5 million in the first quarter of 1994 from $13.1 million in the first quarter of 1993 primarily due to the higher sales volume. Operating results of the group were negatively impacted by operating losses in the Sight & Save value optical division.

  The Optical Retailing Group operated 564 stores and leased departments at the end of the first quarter compared with 513 at the same time last year.

  FOOTWEAR GROUP -

  Net sales in the Footwear Group were $175.1 million in the 1994 first quarter compared with net sales of $182.9 million in the same period of 1993. In the manufacturing/wholesaling divisions, 1994 net sales were $114.2 million, a decrease of 9.2% compared with the 1993 first quarter. This decline resulted primarily from decreases in the Joyce and Cobbie divisions as a result of fewer independent store operators and the conversion of certain company-owned retail stores to the Easy Spirit concept. In addition, sales decreased in the Texas Boot division as the market for western boots softened. Sales in other manufacturing/wholesaling divisions were generally comparable with the prior year. Sales in the company's footwear retail divisions increased 6.7% primarily as a result of a 8.0% increase in comparable store sales, based primarily on strong increases in Easy Spirit retail stores and increases in Banister factory outlet stores as this division increased promotional activity in order to clear older inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Operating earnings increased in the first quarter of 1994 to $7.9 million compared with operating earnings of $1.3 million in the prior year. The increase was due to improved earnings in the Easy Spirit division on improved margins and to tighter control of expenses across all divisions.

  Footwear retailing operated 391 stores and leased departments at the end of the first quarter of 1994 compared with 421 at the same time last year.

  FINANCIAL CONDITION

  CASH AND CASH EQUIVALENTS -

  Cash and cash equivalents increased $27.3 million to $210.5 million in the first three months of 1994. Cash provided by operations of $40.5 million was offset by cash paid for capital additions of $10.3 million and dividend payments of $3.7 million.

  CASH PROVIDED BY OPERATIONS -

  Cash provided by operations in the first three months of 1994 was $40.5 million compared with $2.9 million in 1993. This $37.6 million increase was primarily the result of a $21.4 million increase in cash generated by net earnings, adjusted for non-cash items, and an increase of $11.0 million in cash provided by changes in working capital.

  CAPITAL EXPENDITURES -

  Capital expenditures for the three months ended April 30, 1994 totaled $10.3 million, a decrease of $2.5 million from the same period in 1993. The company's capital expenditure plan for 1994 of $65 million reflects an emphasis on the expansion of Easy Spirit footwear retailing stores and Casual Corner & Company women's apparel factory outlet stores. Capital expenditures in 1994 will also emphasize the upgrading of management information systems at all divisions and the refurbishment of certain stores, including Casual Corner and LensCrafters. The company's capital expenditure plan is under continuing review and is subject to adjustment based on the availability of suitable real estate, human resources growth and future profitability. The capital expenditure program is being funded from existing cash reserves and cash generated from operations.

  WORKING CAPITAL -

  At April 30, 1994, the company's working capital was $347.1 million compared with $322.6 million at January 29, 1994 and $289.5 million at May 1, 1993. The company ended the first quarter of 1994 with a 1.9-to-1 current ratio, the same as at the end of fiscal 1993, compared with 1.7-to-1 at the end of the first quarter last year.

  The company maintains a $125 million revolving credit facility with a group of banks, which is available to finance working capital needs. At April 30, 1994, there were no borrowings outstanding under this facility.

  LONG-TERM CAPITAL RESOURCES -

  Long-term debt (including current maturities) at April 30, 1994 totaled $177.5 million, which is comparable to $177.6 million at January 29, 1994, and a decrease of $28.7 million from May 1, 1993. This decrease was due to scheduled repayments. Subsequent to the end of the first quarter the company gave notice that it will prepay $50 million of 8% notes, due in 1996, at par effective June 30, 1994. The prepayment will be funded from existing cash reserves.

  To balance the company's fixed and variable interest rate risk, as of April 30, 1994 the company had entered into five $25 million interest rate swap agreements that mature on various dates through November 1995. Under the terms of the agreements, the company receives interest at a fixed rate (4.98% weighted-average rate as of April 30, 1994) and pays interest at a variable rate tied to the six-month LIBOR (4.24% weighted-average rate as of April 30, 1994).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  The company's debt-to-capital ratio (long-term debt including capital lease obligations, as a percentage of the sum of long-term debt and shareholders' investment) was 28.6% at April 30, 1994 compared with 29.1% at January 29, 1994 and 28.7% at May 1, 1993.

  The company's revolving credit agreement and agreements with respect to long-term debt include, among other things, provisions which limit total consolidated indebtedness, require the maintenance of minimum amounts of working capital and of certain financial ratios, limit capital expenditures, capital stock repurchases and asset sales, and limit the payment of cash dividends by the company. Under the most restrictive dividend provision, approximately $31 million of consolidated retained earnings at April 30, 1994 is available for payment of cash dividends. The company's ability to pay future dividends is, among other things, contingent upon future operating results or changes to existing borrowing agreements.

  FOREIGN EXCHANGE RISK -

  The company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with transactions denominated in foreign currencies, primarily shoe purchases from European countries. At April 30, 1994, the company held contracts aggregating approximately $27.1 million.

  CONTINGENCIES -

  In conjunction with the sale of certain of the company's operations, certain store leases were assigned to the buyers; however, the company remains contingently liable as guarantor of the lease obligations. Aggregate minimum rentals for these and all other lease guarantees totaled approximately $79 million as of April 30, 1994. Approximately 57% of this total relates to two primary obligors.

                        PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

  In the opinion of management of the company, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the company or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

        4. Instruments defining the rights of security holders, including indentures. The company hereby agrees to furnish to the Commission, upon request, copies of instruments defining the rights of holders of the company's long-term debt.

  (b)  Reports on Form 8-K

        The company did not file a current report on Form 8-K covering an event that occurred during the quarter for which this report is filed.


  Note: The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods reported.



  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE UNITED STATES SHOE CORPORATION
                                               (Registrant)


Date:  June 10, 1994   By    /s/  Edwin C. Gerth
                                  ----------------------------------------
                                  Edwin C. Gerth
                                  Vice President -
                                  Corporate Controller
                                  (Chief Accounting Officer)