Form 10-Q
period 1994-07-30
UNITED STATES SHOE CORP
filed 1994-09-09
CIK 101771

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934


          For the quarterly period ended      Commission File Number 1-4009
                   July 30, 1994



                        THE UNITED STATES SHOE CORPORATION



                       Ohio                            31-0474200
           (State or other jurisdiction             (I.R.S. Employer
                        of                       Identification Number)
          incorporation or organization)


                One Eastwood Drive                        45227
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

                                Yes      X   No
                                       -----    -----
   Number of shares outstanding of the registrant's common stock as of July 30, 1994: 46,171,545.

                                     PART I. FINANCIAL INFORMATION
                                     -----------------------------
   ITEM 1.  FINANCIAL STATEMENTS
   -----------------------------

                          THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES

                            Consolidated Condensed Statements of Operations
                                  (Thousands except per share amounts)
                                              (Unaudited)

                                                Three Months Ended             Six Months Ended
                                                ------------------             ----------------
                                             July 30,       July 31,       July 30,       July 31,
                                              1994           1993           1994           1993
                                             --------       --------       --------       --------
   NET SALES                              $  633,172     $  639,727     $1,258,491    $ 1,280,067

   COST OF SALES                             333,841        349,624        641,504        678,315
                                            ---------      ---------      ---------      ---------
      Gross profit                           299,331        290,103        616,987        601,752

   SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                284,122        318,139        575,464        641,305
                                            ---------      ---------      ---------      ---------
      Earnings (loss) from operations         15,209        (28,036)        41,523        (39,553)

   INTEREST EXPENSE, net                       3,044          4,851          6,961          9,168
                                            ---------      ---------      ---------      ---------
      Earnings (loss) before provision for
   income taxes                               12,165        (32,887)        34,562        (48,721)

   PROVISION (CREDIT) FOR INCOME TAXES         5,231        (10,195)        14,862        (16,370)
                                            ---------      ---------      ---------      ---------
      Net earnings (loss)                 $    6,934     $  (22,692)    $   19,700    $   (32,351)
                                            =========      =========      =========      =========
   EARNINGS (LOSS) PER SHARE                    $.15          $(.50)          $.43          $(.71)
                                            =========      =========      =========      =========

   AVERAGE NUMBER OF SHARES OUTSTANDING       46,591         45,698         46,352         45,663
                                            =========      =========      =========      =========

   DIVIDENDS PER SHARE                         $ .08          $ .08          $ .16          $ .21
                                            =========      =========      =========      =========

               The accompanying notes are an integral part of these condensed statements.

   ----------------------------------------

                          THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES

                                 Consolidated Condensed Balance Sheets
                                              (Thousands)
                                              (Unaudited)
                                                            July 30, 1994         January 29, 1994
                                                            -------------         ----------------
   ASSETS
   ------
   CURRENT ASSETS:
      Cash and cash equivalents                              $   138,049              $   183,203
      Receivables, net of allowance for doubtful
         accounts of $6,728 at July 30, 1994
         and $ 7,620 at January 29, 1994                         101,248                   85,600
      Inventories                                                355,941                  324,096
      Future income tax benefits                                  60,473                   60,473
      Prepaid expenses                                            17,788                   15,861
                                                                ---------                ---------
                                                                 673,499                  669,233
                                                                ---------                ---------

   PROPERTY, PLANT AND EQUIPMENT, at cost                        838,545                  825,936
      Less: Accumulated depreciation and amortization            497,327                  465,379
                                                                ---------                ---------
                                                                 341,218                  360,557
                                                                ---------                ---------

   OTHER ASSETS:
      Excess of cost over fair value of net assets
         acquired, net                                            27,789                   22,247
      Other assets and deferred charges                           27,192                   27,015
                                                                ---------                ---------
                                                                  54,981                   49,262
                                                                ---------                ---------
                                                             $ 1,069,698              $ 1,079,052
                                                               ==========               ==========

   LIABILITIES AND SHAREHOLDERS' INVESTMENT
   ----------------------------------------
   CURRENT LIABILITIES:
      Current portion of long-term debt and
         capital lease obligations                           $    50,996              $       865
      Accounts payable                                           179,644                  175,709
      Accrued expenses                                           189,211                  170,065
                                                                ---------                ---------
                                                                 419,851                  346,639
                                                                ---------                ---------

   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                   89,237                  189,761
                                                                ---------                ---------

   DEFERRED CREDITS AND OTHER LIABILITIES                         83,548                   80,956
                                                                ---------                ---------

   SHAREHOLDERS' INVESTMENT:
      Cumulative preferred shares, without par
         value, none issued or outstanding                          -                        -
      Common shares, without par value                            80,185                   75,629
      Foreign currency translation adjustments                    (4,455)                  (2,931)
      Retained earnings                                          401,332                  388,998
                                                                ---------                ---------
                                                                 477,062                  461,696
                                                                ---------                ---------
                                                             $ 1,069,698              $ 1,079,052
                                                               ==========               ==========

               The accompanying notes are an integral part of these condensed statements.

   ----------------------------------------

                          THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES

                                 Consolidated Statements of Cash Flows
                                              (Thousands)
                                              (Unaudited)
                                                                      Six Months Ended
                                                                      ----------------
                                                            July 30, 1994            July 31, 1993
                                                            -------------            -------------
   CASH PROVIDED BY OPERATIONS:
      Net earnings (loss)                                    $    19,700                $ (32,351)
      Adjustments to reconcile net earnings (loss)
         to cash provided by operations--
            Provision for depreciation and amortization           42,706                   42,740
            Net loss from disposal of property, plant
              and equipment                                        1,373                    2,748
            Deferred compensation provision                        2,456                    4,592
      Other, net                                                     296                     (834)
      Changes in components of working capital--
            Receivables                                          (15,648)                 (10,241)
            Inventories                                          (31,845)                   9,578
            Income taxes payable                                  (1,529)                 (23,774)
            Prepaid expenses                                      (1,927)                 (13,541)
            Accounts payable                                       3,935                    9,418
            Accrued expenses                                      20,674                   17,732
                                                                ---------                ---------
       Cash provided by operations                                40,191                    6,067
                                                                ---------                ---------

   INVESTING ACTIVITIES:
      Additions to property, plant and equipment                 (24,343)                 (26,497)
      Excess of cost over fair value of net assets acquired       (6,877)                    (886)
      Other, net                                                     601                     (146)
                                                                ---------                ---------
       Cash used for investing activities                        (30,619)                 (27,529)
                                                                ---------                ---------

   FINANCING ACTIVITIES:
      Payments of long-term debt and capital lease obligations   (50,529)                 (28,919)
      Dividend payments                                           (7,365)                  (9,581)
      Sale of common shares under stock option plans               2,762                     -
      Other, net                                                     406                    1,973
                                                                ---------                ---------
       Cash used for financing activities                        (54,726)                 (36,527)
                                                                ---------                ---------

   Decrease in cash and cash equivalents                         (45,154)                 (57,989)
   Cash and cash equivalents, beginning of period                183,203                  159,225
                                                                ---------                ---------
       Cash and cash equivalents, end of period              $   138,049                $ 101,236
                                                                =========                =========

   SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the period for--
         Interest                                            $    10,439                $  10,902
         Income taxes                                             17,456                    7,078

               The accompanying notes are an integral part of these condensed statements.

   ----------------------------------------
                THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


   1.   Consolidated Financial Statements --

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

   2.   Accounting Policies --

      The consolidated financial statements presented in this report have been prepared in accordance with the accounting policies described in Note 1 to the consolidated financial statements included in the company s latest annual report on Form 10-K. While management believes that the procedures followed in the preparation of the consolidated financial statements for the interim periods are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist later in the fiscal year. Examples of such estimates include the annual effective tax rate used for calculating the interim provision for income taxes, annual inflationary cost increases and year-end inventory levels used in determining interim LIFO provisions, and accruals for profit sharing, executive bonuses and unpaid expenses not invoiced.

   3.   Lines of Credit and Long-Term Debt --

      The company maintains a revolving credit facility with a group of banks that provides for borrowings of up to $125 million. At July 30, 1994, there were no borrowings outstanding under this facility. The revolving credit agreement and the company's other agreements with respect to long-term debt include, among other things, provisions which limit total consolidated indebtedness, require the maintenance of minimum amounts of working capital and of certain financial ratios, limit the amount of capital expenditures and limit capital stock repurchases, asset sales and the payment of cash dividends by the company.

      On June 30, 1994, the company prepaid $50 million of 8% notes, at par, which were due to mature in 1996.

   4.   Per Share Data --

      Earnings (loss) per share for the three- and six-month periods ended July 30, 1994 and July 31, 1993 are based on the weighted average number of shares of common stock outstanding during the periods. The effect of the common stock equivalents for these periods was not significant. Fully diluted earnings (loss) per share for these periods is not significantly different from earnings (loss) per share set forth in the Consolidated Condensed Statements of Operations.

   5.  Contingencies --

      In conjunction with the sale of certain of the company's operations, certain store leases were assigned to the buyers; however, the company remains contingently liable as guarantor of the lease obligations. Aggregate minimum rentals for these and all other lease guarantees totaled approximately $72 million as of July 30, 1994. Approximately 57% of this total relates to two primary obligors.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
   --------------------------------------------------------------------------

      The United States Shoe Corporation (the company) is a specialty retailer of women's apparel, optical products and services, and footwear. As of July 30, 1994 the company operated 2,332 retail stores and leased departments in the United States and Canada. The company also manufactures, imports and wholesales prominent footwear brands, primarily for women.


                               FINANCIAL INFORMATION BY INDUSTRY SEGMENT
                               -----------------------------------------
                                              (Thousands)
                                              (Unaudited)


                                             Three Months Ended             Six Months Ended
                                             ------------------             ----------------
                                          July 30,        July 31,        July 30,        July 31,
                                            1994            1993            1994           1993
                                          --------        --------        --------        --------
      Net Sales:
        Women's Apparel Retailing          $ 252,040      $ 271,337     $  502,772     $  547,076
        Optical Retailing                    184,576        179,371        384,015        361,025
        Footwear                             196,556        189,019        371,704        371,966
                                            ---------      ---------      ---------      ---------
          Net Sales                        $ 633,172      $ 639,727     $1,258,491     $1,280,067
                                            =========      =========    ===========    ===========

      Earnings (Loss) from Operations:
        Women's Apparel Retailing          $ (10,974)     $ (34,583)    $  (13,596)    $  (54,914)
        Optical Retailing                     16,808         12,719         41,315         25,818
        Footwear                              13,258         (1,534)        21,146           (216)
        General Corporate Expense             (3,883)        (4,638)        (7,342)       (10,241)
                                            ---------      ---------      ---------      ---------
          Earnings (Loss) from Operations  $  15,209      $ (28,036)    $   41,523     $  (39,553)
                                            =========     ==========      =========      =========



      RESULTS OF OPERATIONS
      ---------------------
      OVERVIEW -

      The company's net sales for the three months ended July 30, 1994 decreased 1.0% to $633.2 million from $639.7 million for the three-month period ended July 31, 1993. Earnings from operations for the 1994 second quarter were $15.2 million compared with an operating loss of $28.0 million in 1993. Net earnings for the 1994 second quarter were $6.9 million, or $.15 per share, compared with a net loss of $22.7 million, or $.50 per share, in the second quarter of 1993.

      The gross profit percentage in the second quarter of 1994 increased to 47.3% from 45.3% in the second quarter of 1993. Increases were recorded in the women's apparel segment, resulting primarily from the divestiture in 1993 of the poorly performing Ups 'N Downs and Caren Charles divisions, and in the footwear segment, resulting primarily from stronger performance of the company's Easy Spirit and Marx & Newman divisions. Overall, gross profit comparisons were also affected positively by the higher margin sales in the optical retailing group representing a larger percentage of consolidated net sales in 1994.

      Selling, general and administrative (SG&A) expenses decreased by 10.7% in the second quarter of 1994, as the effects of lower operating expenses in the women's apparel and footwear groups that resulted from cost control measures, a net reduction of 147 women's apparel stores and a reduction in general corporate expense were partially offset by operating expenses associated with 87 additional optical stores and leased departments. SG&A comparisons were also affected by the inclusion in 1993 of a $10.6 million charge

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
   -------------------------------------------------------------------------

      relating to the divestiture of the Caren Charles and Ups 'N Downs divisions and $3.8 million of costs associated with executive management changes, and by a change in 1994 in the classification of optical coupon discounts from operating expenses to sales deductions.

      Net interest expense was $3.0 million for the 1994 second quarter compared to $4.9 million in 1993 reflecting a decrease in average debt outstanding of 21.2% to $152.5 million as $50 million of 8% notes that were due to mature in 1996 were prepaid, at par, in June 1994, and an increase in interest income as average short-term investments increased 45.3% to $178.1 million. These factors were partially offset by the effects of a higher effective interest rate of 9.9% compared with 8.1% in 1993.

      The effective tax rate was 43% in the second quarter of 1994 compared to a 31% effective tax benefit rate in the same period a year ago. The increase in 1994 was due primarily to a higher effective state tax rate compared to a low effective state benefit rate in the prior year.

      For the six months ended July 30, 1994, the company reported net sales of $1,258.5 million compared with $1,280.1 million in the first six months of 1993. Earnings from operations were $41.5 million for the first half of 1994 compared with an operating loss of $39.6 million in 1993. Net earnings were $19.7 million, or $.43 per share, compared with a net loss of $32.4 million, or $.71 per share, in 1993.

      The gross profit percentage in the first six months of 1994 increased to 49.0% from 47.0% in 1993, principally due to higher margins in the footwear and women's apparel groups. Overall, gross profit comparisons were also affected positively by the higher margin sales in the optical retailing group representing a larger percentage of consolidated net sales in 1994.

      SG&A expenses for the first six months of 1994 decreased by 10.3%. This reduction reflects lower operating expenses in the company's women's apparel and footwear groups as a result of cost control measures, a net reduction of 147 women's apparel stores and reduced general corporate expenses, partially offset by the operating expenses associated with 87 new optical stores and leased departments. SG&A comparisons were also affected by the inclusion in 1993 of a $10.6 million charge relating to the Caren Charles and Ups 'N Downs divisions, $5.4 million of costs associated with executive management changes and $2.6 million of costs associated with business process redesign initiatives, and by the change in 1994 in the classification of optical coupon discounts.

      Net interest expense was $7.0 million for the first six months of 1994 compared to $9.2 million in 1993. The decrease was due primarily to a decrease in average outstanding debt, resulting from the prepayment in June 1994 of $50 million of 8% notes, at par, that were due to mature in 1996, and an increase in interest income as average short-term investments increased 46.7% to $176.9 million, partially offset by the effects of a higher effective interest rate.

      The effective tax rate was 43% in the first half of 1994 compared to a 34% effective tax benefit rate in the same period a year ago. The increase in 1994 was due primarily to a higher effective state tax rate compared to a low effective state benefit rate in the prior year.

      WOMEN'S APPAREL RETAILING GROUP -

      Net sales in the Women's Apparel Retailing Group for the second quarter of 1994 were $252.0 million, a decrease of 7.1% compared with the 1993 second quarter. The sales decrease primarily resulted from a net reduction of 10.0% in the number of stores in operation. Comparable store sales decreased 0.7%.

      The group reported an operating loss of $11.0 million for the period compared with an operating loss of $34.6 million in the second quarter of 1993. The 1993 operating loss included $5.2 million of losses from discontinued operations, a $10.6 million charge relating to the divestiture of the Caren Charles and Ups 'N Downs divisions and $1.9 million of costs associated with executive management changes. With the exception of Petite Sophisticate, each of the major divisions within the group experienced improvements in

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
   -------------------------------------------------------------------------

      results of operations over the second quarter of 1993, reflecting primarily decreased operating expenses. Petite Sophisticate results declined during the quarter as a result of a higher level of markdowns to clear spring merchandise.

      For the first six months of 1994 the group reported sales of $502.8 million, a decrease of 8.1% from the same period in 1993. This decline resulted primarily from the effects of a net reduction of 147 stores. Comparable store sales declined 1.6% during the period.

      Operating losses for the six-month period decreased to $13.6 million in 1994 from $54.9 million in 1993. All major divisions within the group reported improvements in operating results, primarily as a result of lower operating expenses. The 1993 operating loss included $10.7 million of losses from discontinued operations, a $10.6 million charge related to the divestiture of the Ups 'N Downs and Caren Charles divisions, $3.5 million of costs associated with executive management changes and $1.7 million of costs associated with business process redesign initiatives.

      The Women's Apparel Retailing Group operated 1,323 stores at the end of the second quarter compared with 1,470 stores at the same time last year.

      OPTICAL RETAILING GROUP -

      In the Optical Retailing Group, net sales were $184.6 million for the second quarter of 1994, an increase of 2.9% compared with the second quarter of 1993. The sales increase resulted primarily from a 4.9% increase in comparable store sales and from volume at 87 new stores and leased departments, including sales at 31 locations acquired in July 1994. Total sales comparisons for the group were affected by a change in 1994 in the classification of coupon discounts from operating expenses to sales deductions. The increase in comparable store sales reflected strengthening market fundamentals and favorable customer response to promotional campaigns during the quarter. Operating earnings increased to $16.8 million in the second quarter of 1994 from $12.7 million in the second quarter of 1993 on the higher sales volume and effective cost containment. Operating results of the group were negatively impacted by operating losses in the Sight & Save value optical division.

      For the first six months of 1994, the group reported sales of $384.0 million, an increase of 6.4% from the same period a year ago. This increase resulted from new store volume and a comparable store sales increase of 9.4%, due primarily to strengthening market fundamentals and the success of promotional campaigns during the period. Total sales comparisons for the group were affected by the change in 1994 in the classification of coupon discounts. Earnings from operations increased to $41.3 million for the first six months of 1994 compared with $25.8 million in the same period a year ago on the higher sales volume and effective cost containment.

      The Optical Retailing Group operated 609 stores and leased departments at the end of the second quarter compared with 522 stores and leased departments at the same time last year.

      FOOTWEAR GROUP -

      Net sales in the Footwear Group were $196.6 million in the 1994 second quarter compared with net sales of $189.0 million in the same period of 1993. In the manufacturing/wholesaling divisions, 1994 net sales were $127.4 million, an increase of 1.1% compared with the 1993 second quarter. Strong sales increases in the Easy Spirit division were partially offset by decreases in other divisions, primarily the Marx & Newman import division and the Texas Boot division. The decrease in Marx & Newman sales resulted primarily from fewer off-price sales of excess inventories. Sales decreased in the Texas Boot division as the market for western boots remains soft. Sales in the company's footwear retail divisions increased 9.6% primarily as a result of a 3.1% net increase in the number of stores in operation and a 5.0% increase in comparable store sales, primarily strong increases in Easy Spirit retail stores.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
   -------------------------------------------------------------------------

      The group reported operating earnings of $13.3 million in the second quarter of 1994 compared with an operating loss of $1.5 million in the prior year. The increase in operating earnings was primarily the result of stronger performance by the Easy Spirit division and improvement by the Marx & Newman import division. The Marx & Newman division experienced a significant improvement in gross profit generation as cleaner inventories resulted in fewer off-price sales and the division recorded operating earnings for the quarter compared with an operating loss in the prior year. The group's earnings improvement also reflected tighter control of expenses across the divisions.

      For the first six months of 1994, the group reported net sales of $371.7 million, a slight decrease from the $372.0 million in the same period a year ago. In the manufacturing/wholesaling divisions, net sales in 1994 were $241.6 million, a 4.0% decrease. Strong sales increases in the Easy Spirit division were more than offset by the sales decreases reported by other manufacturing/wholesaling divisions, primarily Marx & Newman, Joyce, Cobbie and Texas Boot. The decline in Marx & Newman sales related primarily to the reduction in off-price sales of excess inventories. Sales by the Joyce and Cobbie divisions reflected fewer independent store operators and the conversion of certain company-owned concept stores to the Easy Spirit format. A soft western boot market adversely affected Texas Boot sales. Sales in the company's footwear retail divisions increased 8.2% to $130.1 million, primarily as a result of a 3.1% net increase in the number of stores in operation and a 6.4% increase in comparable store sales, primarily strong increases in Easy Spirit retail stores.

      The group reported operating earnings of $21.1 million for the first six months of 1994 compared with near breakeven results in the prior year. With the exception of Texas Boot, which continued to experience sluggish performance, earnings improvements were reported in all of the company's major manufacturing/wholesaling divisions.

      Footwear retailing operated 400 stores and leased departments at the end of the second quarter of 1994 compared with 388 at the same time last year.


      FINANCIAL CONDITION
      -------------------
      CASH AND CASH EQUIVALENTS -

      Cash and cash equivalents decreased $45.2 million in the first six months of 1994. Cash provided by operations of $40.2 million was offset by cash paid for capital additions of $24.3 million, payments of long-term debt and capital lease obligations of $50.5 million and dividend payments of $7.4 million.

      CASH PROVIDED BY OPERATIONS -

      Cash provided by operations in the first six months of 1994 was $40.2 million compared with $6.1 million in 1993. The $34.1 million increase was primarily the result of a $48.5 million increase in cash generated by net earnings, adjusted for non-cash items, partially offset by an increase of $15.5 million in cash used for changes in working capital.

      CAPITAL EXPENDITURES -

      Capital expenditures for the six months ended July 30, 1994 amounted to $24.3 million, a decrease of $2.2 million from the same period in 1993. The company's capital expenditure plan for 1994 of $65 million emphasizes the upgrading of management information systems at all divisions and the refurbishment of certain stores, including Casual Corner and LensCrafters. Capital expenditures in 1994 also reflect an emphasis on the expansion of Easy Spirit footwear retailing stores and Casual Corner & Company women's apparel factory outlet stores. The company's capital expenditure plan is under continuing review and is subject to additional adjustment based on the availability of suitable real estate, human resources growth and future profitability. The capital expenditure program is being funded from existing cash reserves and cash generated from operations.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
   -------------------------------------------------------------------------

      WORKING CAPITAL -

      At July 30, 1994, the company's working capital was $253.6 million compared with $322.6 million at January 29, 1994 and $276.9 million at July 31, 1993. The company ended the second quarter with a 1.6-to-1 current ratio, compared with 1.9-to-1 at the end of fiscal 1993 and 1.6-to-1 at the end of the second quarter last year.

      The company maintains a $125 million revolving credit facility with a group of banks, which is available to finance working capital needs. At July 30, 1994, there were no borrowings outstanding under this facility.

      LONG-TERM CAPITAL RESOURCES -

      Long-term debt (including current maturities) at July 30, 1994 totaled $127.6 million, a decrease of $50.0 million and $50.7 million from January 29, 1994 and July 31, 1993, respectively. These decreases resulted from scheduled repayments and the prepayment on June 30, 1994 of $50 million of 8% notes, due in 1996.

      To balance the company's fixed and variable interest rate risk, as of July 30, 1994 the company had entered into five $25 million interest rate swap agreements that mature on various dates through November 1995.
      Under the terms of the agreements, the company receives interest at a fixed rate (4.98% weighted-average rate as of July 30, 1994) and pays interest at a variable rate tied to the six-month LIBOR (5.16% as of July 30, 1994).

      The company's debt-to-capital ratio (long-term debt, including capital lease obligations, as a percentage of the sum of long-term debt and shareholders' investment) was 22.7% at July 30, 1994 compared with 29.1% at January 29, 1994 and 29.7% at July 31, 1993.

      The company's revolving credit agreement and agreements with respect to long-term debt include, among other things, provisions which limit total consolidated indebtedness, require the maintenance of minimum amounts of working capital and of certain financial ratios, and limit capital expenditures, capital stock repurchases, asset sales and the payment of cash dividends by the company. Under the most restrictive dividend provision, approximately $31 million of consolidated retained earnings at July 30, 1994 is available for payment of cash dividends. The company's ability to pay future dividends is, among other things, contingent upon future operating results or changes to existing borrowing agreements.

      FOREIGN EXCHANGE RISK -

      The company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with transactions denominated in foreign currencies, primarily shoe purchases from European countries. At July 30, 1994, the company held contracts aggregating approximately $34.7 million.

      CONTINGENCIES -

      In conjunction with the sale of certain of the company's operations, certain store leases were assigned to the buyers; however, the company remains contingently liable as guarantor of the lease obligations. Aggregate minimum rentals for these and all other lease guarantees totaled approximately $72 million as of July 30, 1994. Approximately 57% of this total relates to two primary obligors.

                            PART II.  OTHER INFORMATION
                            ---------------------------

   ITEM 1. LEGAL PROCEEDINGS
   -------------------------

      In the opinion of management of the company, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the company or any of its subsidiaries is a party or of which any of their property is the subject.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   -----------------------------------------------------------

      (a) The Annual Meeting of Shareholders of company was held on May 26,
          1994.

      (b) Not Applicable

      (c)    i)  Three nominees were elected to the Board of Directors at the 1994 Annual Meeting.

                 Albert M. Kronick was elected by a vote of 36,746,498 for and 1,086,999 withheld.

                 Charles S. Mechem, Jr. was elected by a vote of 36,755,620 for and 1,077,877 withheld.

                 John L. Roy was elected by a vote of 36,749,348 for and 1,084,149 withheld.

          ii) The shareholders confirmed the selection of Arthur Andersen & Co. as the company's auditors for 1994. There were 34,962,818 votes cast in favor, 157,914 votes cast in opposition, 1,353,463 abstentions and 1,359,302 broker non-votes.

          iii) The shareholders ratified a proposal to amend The United States Shoe Corporation 1988 Employee Incentive Plan to increase the number of common shares available for issuance under the plan by 2,000,000. There were 22,274,580 votes cast in favor, 11,673,255 votes cast in opposition, 446,348 abstentions and 3,439,314 broker non-votes.

          iv) The shareholders ratified a proposal to adopt The United States Shoe Corporation Associates' Discounted Stock Purchase Plan, under which associates are able to purchase common shares of the company at 85% of fair market value. There were 31,631,321 votes cast in favor, 2,361,695 votes cast in opposition, 401,167 abstentions and 3,439,314 broker non-votes.

          v) The shareholders ratified a shareholder proposal to reorganize the board of directors into a single class of directors.
                 There were 28,312,348 votes cast in favor, 5,127,101 votes cast in opposition, 1,151,817 abstentions and 3,242,231 broker non-votes.

          vi) The shareholders defeated a shareholder proposal for the board of directors to take steps to spin-off the company's apparel and footwear operations, thereby creating three separate publicly traded corporations. There were 7,696,810 votes cast in favor, 25,755,537 votes cast in opposition, 921,640 abstentions and 3,459,510 broker non-votes.


      (d) Not Applicable

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
   -----------------------------------------

      (a) Exhibits

        4. Instruments defining the rights of security holders, including indentures. The company hereby agrees to furnish to the Commission, upon request, copies of instruments defining the rights of holders of the company's long-term debt.

       27.   Financial Data Schedule

      (b) Reports on Form 8-K

        The company did not file a current report on Form 8-K during the quarter for which this report is filed.

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


                                     THE UNITED STATES SHOE CORPORATION
                                                  (Registrant)


      Date:  September 9, 1994  By:   /s/ Edwin C. Gerth
                                          ---------------------
                                          Edwin C. Gerth
                                          Vice President - Corporate Controller
                                          (Chief Accounting Officer)