Form 10-Q
period 1994-10-29
UNITED STATES SHOE CORP
filed 1994-12-08
CIK 101771

                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


   For the Quarterly Period                  Commission File Number 1-4009
    Ended October 29, 1994




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

   Number of shares outstanding of the registrant's common stock as of October 29, 1994: 46,341,660.

                                    PART I. FINANCIAL INFORMATION
                                    -----------------------------
  ITEM 1.  FINANCIAL STATEMENTS
  -----------------------------

                          THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES

                                 Consolidated Statements of Operations
                                 (Thousands except per share amounts)
                                              (Unaudited)

                                             Three Months Ended             Nine Months Ended
                                             ------------------             -----------------
                                         October 29,    October 30,    October 29,     October 30,
                                            1994           1993           1994            1993
                                        ------------    -----------    -----------     -----------
  NET SALES                               $ 655,698      $ 677,038     $1,914,189      $1,957,105

  COST OF SALES                             349,579        353,288        991,083       1,031,603
                                           ---------      ---------     ----------      ----------
     Gross profit                           306,119        323,750        923,106         925,502

  SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                295,156        306,010        870,620         947,315
                                           ---------      ---------     ----------      ----------
     Earnings (loss) from operations         10,963         17,740         52,486         (21,813)

  INTEREST EXPENSE, net                       2,710          3,455          9,671          12,623
                                           ---------      ---------     ----------      ----------
     Earnings (loss) before provision for
        income taxes                          8,253         14,285         42,815         (34,436)

  PROVISION (CREDIT) FOR INCOME TAXES         3,548          6,039         18,410         (10,331)
                                           ---------      ---------     ----------      ----------
     Net earnings (loss)                  $   4,705      $   8,246     $   24,405      $  (24,105)
                                           =========      =========     ==========      ==========
  EARNINGS (LOSS) PER SHARE                   $ .10          $ .18          $ .53           $(.53)
                                           =========      =========     ==========      ==========
  AVERAGE NUMBER OF SHARES OUTSTANDING       46,967         45,777         46,484          45,702
                                           =========      =========     ==========      ==========
  DIVIDENDS PER SHARE                         $ .08          $ .08          $ .24           $ .29
                                           =========      =========     ==========      ==========


                   The accompanying notes are an integral part of these statements.

  -----------------------------------------

                          THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES

                                 Consolidated Condensed Balance Sheets
                                              (Thousands)
                                              (Unaudited)
                                                        October 29, 1994          January 29, 1994
                                                        ----------------          ----------------
  ASSETS
  ------
  CURRENT ASSETS:
     Cash and cash equivalents                             $    147,395              $    183,203
     Receivables, net of allowance for doubtful
        accounts of $5,660 at October 29, 1994
        and $ 7,620 at January 29, 1994                          88,302                    85,600
     Inventories                                                418,819                   324,096
     Future income tax benefits                                  65,566                    60,473
     Prepaid expenses                                            15,734                    15,861
                                                              ----------                ----------
                                                                735,816                   669,233

  PROPERTY, PLANT AND EQUIPMENT, at cost                        835,703                   825,936
     Less: Accumulated depreciation and amortization           (502,181)                 (465,379)
                                                              ----------                ----------
                                                                333,522                   360,557

  OTHER ASSETS:
     Excess of cost over fair value of net assets acquired, net  27,435                    22,247
     Other assets and deferred charges                           27,649                    27,015
                                                              ----------                ----------
                                                                 55,084                    49,262
                                                              ----------                ----------
                                                           $  1,124,422              $  1,079,052
                                                              ==========                ==========

  LIABILITIES AND SHAREHOLDERS' INVESTMENT
  ----------------------------------------
  CURRENT LIABILITIES:
     Current portion of long-term debt and
        capital lease obligations                          $     50,912              $        865
     Accounts payable                                           227,317                   175,709
     Accrued expenses                                           187,280                   170,065
                                                              ----------                ----------
                                                                465,509                   346,639
                                                              ----------                ----------
  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                   88,896                   189,761
                                                              ----------                ----------
  DEFERRED CREDITS AND OTHER LIABILITIES                         88,171                    80,956
                                                              ----------                ----------
  SHAREHOLDERS' INVESTMENT:
     Cumulative preferred shares, without par
        value, none issued or outstanding                          -                         -
     Common shares, without par value                            83,074                    75,629
     Foreign currency translation adjustments                    (3,558)                   (2,931)
     Retained earnings                                          402,330                   388,998
                                                              ----------                ----------
                                                                481,846                   461,696
                                                              ----------                ----------
                                                           $  1,124,422              $  1,079,052
                                                              ==========                ==========

                   The accompanying notes are an integral part of these statements.

  -----------------------------------------

                          THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES

                                 Consolidated Statements of Cash Flows
                                              (Thousands)
                                              (Unaudited)
                                                                     Nine Months Ended
                                                                     -----------------
                                                        October 29, 1994          October 30, 1993
                                                        ----------------          ----------------
  CASH PROVIDED BY OPERATIONS:
     Net earnings (loss)                                    $    24,405                $  (24,105)
     Adjustments to reconcile net earnings (loss)
        to cash provided by operations--
           Provision for depreciation and amortization           62,857                    64,097
           Net loss from disposal of property, plant
                and equipment                                     2,226                    10,096
           Deferred compensation provision                        4,078                     5,625
     Other, net                                                  (1,823)                   (1,171)
     Changes in components of working capital--
           Receivables                                           (2,702)                   (8,221)
           Inventories                                          (94,723)                  (35,649)
           Prepaid expenses                                         127                     3,893
           Accounts payable                                      51,608                    59,598
           Accrued expenses                                      12,818                     9,702
           Income taxes payable                                   4,397                   (17,286)
                                                               ---------                 ---------
      Cash provided by operations                                63,268                    66,579
                                                               ---------                 ---------

  INVESTING ACTIVITIES:
     Additions to property, plant and equipment                 (44,602)                  (46,471)
     Net proceeds from sale of operating assets                   8,554                     8,992
     Excess of cost over fair value of net assets acquired       (6,656)                   (1,160)
     Other, net                                                     385                     5,990
                                                               ---------                 ---------
      Cash used for investing activities                        (42,319)                  (32,649)
                                                               ---------                 ---------

  FINANCING ACTIVITIES:
     Payments of long-term debt and capital lease obligations   (50,999)                  (29,287)
     Dividend payments                                          (11,072)                  (13,243)
     Sale of common shares under stock option plans               4,769                      -
     Other, net                                                     545                     2,320
                                                               ---------                 ---------
      Cash used for financing activities                        (56,757)                  (40,210)
                                                               ---------                 ---------

  Decrease in cash and cash equivalents                         (35,808)                   (6,280)
  Cash and cash equivalents, beginning of period                183,203                   159,225
                                                                --------                  --------
      Cash and cash equivalents, end of period              $   147,395                $  152,945
                                                                ========                  ========

  SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for--
        Interest                                            $    14,721                $   16,932
        Income taxes                                             19,751                     7,601

                   The accompanying notes are an integral part of these statements.

  -----------------------------------------

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

  3.   Lines of Credit and Long-Term Debt --

     The company maintains a revolving credit facility with a group of banks that provides for borrowings of up to $125 million. At October 29, 1994, there were no borrowings outstanding under this facility. The revolving credit agreement and the company's other agreements with respect to long-term debt include, among other things, provisions which limit total consolidated indebtedness, require the maintenance of minimum amounts of working capital and of certain financial ratios, limit the amount of capital expenditures and limit capital stock repurchases, asset sales and the payment of cash dividends by the company.

  4.   Per Share Data --

     Earnings (loss) per share for the three- and nine-month periods ended October 29, 1994 and October 30, 1993 are based on the weighted average number of shares of common stock outstanding during the periods. The effect of the common stock equivalents for these periods was not significant. Fully diluted earnings (loss) per share for these periods is not significantly different from earnings (loss) per share set forth in the Consolidated Statements of Operations.

  5.  Contingencies --

     In conjunction with the sale of certain of the company's operations, certain store leases were assigned to the buyers; however, the company remains contingently liable as guarantor of the lease obligations. Aggregate minimum rentals for these and all other lease guarantees totaled approximately $66 million as of October 29, 1994. Approximately 57% of this total relates to two primary obligors.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  -------------------------------------------------------------------------

     The United States Shoe Corporation (the company) is a specialty retailer of women's apparel, optical products and services, and footwear. As of October 29, 1994, the company operated 2,333 retail stores and leased departments in the United States and Canada. The company also manufactures, imports and wholesales prominent footwear brands, primarily for women.


                               FINANCIAL INFORMATION BY INDUSTRY SEGMENT
                               -----------------------------------------

                                              (Thousands)
                                              (Unaudited)


                                           Three Months Ended             Nine Months Ended
                                           ------------------             -----------------
                                       October 29,     October 30,    October 29,     October 30,
                                          1994            1993           1994            1993
                                       -----------     -----------    -----------     -----------
     Net Sales:
       Women's Apparel Retailing           $270,797       $305,880     $  773,569     $  852,956
       Optical Retailing                    202,498        178,353        586,513        539,378
       Footwear                             182,403        192,805        554,107        564,771
                                          ----------     ----------     ----------     ----------
        Net Sales                          $655,698       $677,038     $1,914,189     $1,957,105
                                          ==========     ==========     ==========     ==========
     Earnings (Loss) from Operations:
       Women's Apparel Retailing           $(12,144)      $  1,529     $  (25,740)    $  (53,385)
       Optical Retailing                     16,091          6,610         57,406         32,428
       Footwear                              10,621         13,076         31,767         12,860
       General Corporate Expense             (3,605)        (3,475)       (10,947)       (13,716)
                                          ----------     ----------     ----------     ----------
        Earnings (Loss) from Operations    $ 10,963       $ 17,740     $   52,486     $  (21,813)
                                          ==========     ==========     ==========     ==========

     RESULTS OF OPERATIONS
     ---------------------

     OVERVIEW -

     The company's net sales for the three months ended October 29, 1994 decreased 3.2% to $655.7 million from $677.0 million for the three-month period ended October 30, 1993. Earnings from operations for the 1994 third quarter were $11.0 million compared with $17.7 million in 1993. Net earnings for the 1994 third quarter were $4.7 million, or $.10 per share, compared with $8.2 million, or $.18 per share, in the third quarter of 1993.

     The gross profit percentage in the third quarter of 1994 decreased to 46.7% from 47.8% in the third quarter of 1993. This decrease was principally due to lower margins in the women's apparel group, resulting from increased markdowns to clear slow-moving inventories, and in the optical group, resulting primarily from a higher level of discounts granted in connection with promotional activities during the quarter.

     Selling, general and administrative (SG&A) expenses decreased by 3.5% in the third quarter of 1994, reflecting lower operating expenses in the women's apparel and footwear groups that resulted from cost control measures and a net reduction in the number of women's apparel stores. The decreases resulting from these factors were partially offset by higher expenses in the optical retailing group, which included $2.5 million of charges for store remodeling and leased department closing costs, and operating expenses associated with 55 additional optical stores and leased departments. SG&A comparisons were also affected by the inclusion in 1993 of a $5.5 million charge associated with the divestiture of optical retailing operations in the United Kingdom and by a change in 1994 in the classification of optical coupon discounts from operating expenses to sales deductions.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
  -------------------------------------------------------------------------

     Net interest expense was $2.7 million for the 1994 third quarter compared to $3.5 million in 1993, reflecting a decrease in average debt outstanding of 28.2% to $127.4 million, as $50 million of 8% notes that were due to mature in 1996 were prepaid, at par, in June 1994, and an increase in interest income as average short-term investments increased 21.9% to $123.3 million. These factors were partially offset by the effects of a higher effective interest rate of 9.9% compared with 7.7% in the third quarter of 1993.

     The effective tax rate was 43% in the third quarter of 1994 which was comparable to the 42% rate in the same period a year ago.

     For the nine months ended October 29, 1994, the company reported net sales of $1,914.2 million compared with $1,957.1 million in the first nine months of 1993. Earnings from operations were $52.5 million for the first nine months of 1994 compared with an operating loss of $21.8 million in 1993. Net earnings were $24.4 million, or $.53 per share, compared with a net loss of $24.1 million, or $.53 per share, in 1993.

     The gross profit percentage in the first nine months of 1994 increased to 48.2% from 47.3% in 1993. Overall, gross profit comparisons were affected positively by the higher margin sales in the optical retailing group representing a larger percentage of consolidated net sales in 1994 and higher margins in the footwear group. These factors were partially offset by the effects of a lower gross profit percentage in the women's apparel group, resulting primarily from a higher level of markdown activity.

     SG&A expenses for the first nine months of 1994 decreased by 8.1%. This reduction reflects lower operating expenses in the women's apparel and footwear groups as a result of cost control measures, a net reduction in the number of women's apparel stores and reduced general corporate expenses, partially offset by $3.3 million of charges for store remodeling and leased department closing costs in the optical retailing group and by operating expenses associated with 55 new optical stores and leased departments. SG&A comparisons were also affected by the inclusion in 1993 of a $10.6 million charge relating to the divestiture of the Caren Charles and Ups 'N Downs divisions, a $5.5 million charge related to the divestiture of optical retailing operations in the United Kingdom, $6.0 million of costs associated with executive management changes, $2.6 million of costs associated with business process redesign initiatives, and by the change in 1994 in the classification of optical coupon discounts.

     Net interest expense was $9.7 million for the first nine months of 1994 compared to $12.6 million in 1993. The decrease was due primarily to a decrease in average outstanding debt, resulting from the prepayment in June 1994 of $50 million of 8% notes, at par, that were due to mature in 1996, and an increase in interest income as average short-term investments increased 39.4% to $159.0 million. These factors were partially offset by the effects of a higher effective interest rate.

     The effective tax rate was 43% in the first nine months of 1994 compared to a 30% effective tax benefit rate in the same period a year ago. The increase in 1994 was due primarily to a higher effective state tax rate compared to a low effective state benefit rate in the prior year.

     WOMEN'S APPAREL RETAILING GROUP -

     Net sales in the Women's Apparel Retailing Group for the third quarter of 1994 decreased 11.5% from the 1993 third quarter to $270.8 million, reflecting a net reduction of six stores and a comparable store sales decline of 9.5%. The comparable store sales decline was experienced across all divisions, with the exception of the group's factory outlet division, as a result of the poor performance of fall merchandise.

     The group reported an operating loss of $12.1 million for the period compared with operating earnings of $1.5 million in the third quarter of 1993. With the exception of the Capezio and factory outlet divisions, all major divisions within the group reported declines in operating results, principally due to lower sales volume and a higher level of markdowns to clear poorly performing merchandise. Third quarter 1994 results also reflect the reversal of $4.7 million in bonus and profit sharing reserves accrued earlier in the year due to earnings being lower than originally projected.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
  -------------------------------------------------------------------------

     For the first nine months of 1994, the group reported sales of $773.6 million, a decrease of 9.3% from the same period in 1993, reflecting a net reduction of six stores and a comparable store sales decline of 4.5%. The comparable store sales decline was experienced across all divisions, with the exception of the group's factory outlet division.

     Operating losses for the nine-month period decreased to $25.7 million in 1994 from $53.4 million in 1993. The 1993 operating loss included $13.3 million of losses from discontinued operations, a $10.6 million charge related to the divestiture of the Ups 'N Downs and Caren Charles divisions, $3.8 million of costs associated with executive management changes and $1.7 million of costs associated with business process redesign initiatives. Casual Corner, Petite Sophisticate and August Max Woman reported declines in operating results, principally due to lower sales volume and higher levels of markdowns to clear poorly performing merchandise, while the Capezio and factory outlet divisions reported improved operating results.

     The Women's Apparel Retailing Group operated 1,345 stores at the end of the third quarter of 1994 compared with 1,351 at the same time last year.

     OPTICAL RETAILING GROUP -

     In the Optical Retailing Group, net sales were $202.5 million for the third quarter of 1994, an increase of 13.5% compared with the third quarter of 1993. The sales increase resulted primarily from a 16.1% increase in comparable store sales and volume at 55 new stores and leased departments. Total sales comparisons for the group were affected by a change in 1994 in the classification of coupon discounts from operating expenses to sales deductions. The increase in comparable store sales reflected continued strengthening market fundamentals and favorable customer response to promotional activities during the quarter. Operating earnings increased to $16.1 million in the third quarter of 1994 from $6.6 million in the third quarter of 1993, reflecting higher sales volume and effective cost containment, partially offset by operating losses in the Sight & Save value optical division and $2.5 million of charges for store remodeling and leased department closing costs. 1993 operating earnings included a $5.5 million charge associated with the divestiture of operations in the United Kingdom.

     For the first nine months of 1994, the group reported sales of $586.5 million, an increase of 8.7% from the same period a year ago. This increase resulted from new store volume and a comparable store sales increase of 11.6%, due primarily to continued strengthening market fundamentals and the success of promotional activities during the period. Total sales comparisons for the group were affected by the change in 1994 in the classification of coupon discounts. Earnings from operations increased to $57.4 million for the first nine months of 1994 compared with $32.4 million in the same period a year ago on the higher sales volume and effective cost containment, partially offset by operating losses in the Sight & Save value optical division and $3.3 million of charges for store remodeling and leased department closing costs. 1993 operating earnings included a $5.5 million charge related to the divestiture of the United Kingdom operations.

     The Optical Retailing Group operated 582 stores and leased departments at the end of the third quarter of 1994 compared with 527 at the same time last year.

     FOOTWEAR GROUP -

     Net sales in the Footwear Group were $182.4 million in the 1994 third quarter compared with net sales of $192.8 million in the same period of 1993. In the manufacturing/wholesaling divisions, 1994 net sales were $111.8 million, a decrease of 10.5% compared with the 1993 third quarter. Sales increases in the Easy Spirit and Marx & Newman import divisions were offset by decreases in other divisions, primarily the Selby & Co. and Texas Boot divisions. Sales in the company's footwear retail divisions increased 4.0%, primarily as a result of new store volume.

     The group reported operating earnings of $10.6 million in the third quarter of 1994 compared with $13.1 million in the prior year. The decline reflects lower earnings reported by the Selby & Co. and Texas Boot divisions, due primarily to lower sales volume, partially offset by earnings improvement by the Marx & Newman division on increased sales and higher margins. The group's 1994 operating results were impacted

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
  -------------------------------------------------------------------------

     positively by a $1.1 million gain in connection with the sale of the Beloit, Wisconsin facility and by a $.9 million reduction in the group's bad debt reserve, reflecting improved collection experience, a reduction in the amounts due from highly-leveraged department stores and a reduction in the number of independent store operators.

     For the first nine months of 1994, the group reported net sales of $554.1 million, a decrease of 1.9% from the $564.8 million in the same period a year ago. In the manufacturing/wholesaling divisions, net sales in 1994 were $353.4 million, a 6.2% decrease. Sales increases in the Easy Spirit division were offset by sales decreases reported by other manufacturing/wholesaling divisions; most notably Selby & Co., reflecting fewer independent store operators and the conversion of certain company-owned concept stores to the Easy Spirit format, and Texas Boot, which continues to be adversely affected by a soft western boot market. Sales in the company's footwear retail divisions increased 6.7% to $200.7 million, principally due to a 2.0% net increase in the number of stores in operation and a 4.0% increase in comparable store sales, primarily increases in Easy Spirit retail stores.

     The group reported operating earnings of $31.8 million for the first nine months of 1994 compared with $12.9 million in the prior year. With the exception of Texas Boot, which continued to experience sluggish performance, earnings improvements were reported in all of the group's major manufacturing/wholesaling divisions. The group's retail operations reported decreased operating earnings, reflecting declines in the operating results of the Banister and Cincinnati Shoe divisions due primarily to a higher level of markdowns to clear excess inventories. Operating results of the group were also affected positively by the gain on the sale of the Beloit facility and the reduction of the bad debt reserve. Earnings in 1993 included $2.2 million of costs associated with executive management changes.

     Footwear retailing operated 406 stores and leased departments at the end of the third quarter of 1994 compared with 398 at the same time last year.


     FINANCIAL CONDITION
     -------------------
     CASH AND CASH EQUIVALENTS -

     Cash and cash equivalents decreased $35.8 million in the first nine months of 1994. Cash provided by operations of $63.3 million was offset by cash paid for capital additions of $44.6 million, payments of long-term debt and capital lease obligations of $51.0 million and dividend payments of $11.1 million.

     CASH PROVIDED BY OPERATIONS -

     Cash provided by operations in the first nine months of 1994 was $63.3 million compared with $66.6 million in 1993. The effect of improved operating results in the first nine months of 1994 was offset by a $40.5 million increase in cash used for changes in working capital. The changes in cash used for working capital reflect an increase in inventory levels during the first nine months of fiscal 1994, due primarily to a net increase of 57 stores, and the effect of a greater portion of apparel inventory consisting of imported merchandise that is financed with letters of credit that bear shorter payment terms compared with domestic purchases. Partially offsetting these factors was a $21.7 million increase in cash resulting from being in a net income tax payable position at the end of the first nine months of 1994 as compared to a net income tax receivable position at the end of the same period in 1993.

     CAPITAL EXPENDITURES -

     Capital expenditures for the nine months ended October 29, 1994 amounted to $44.6 million, a decrease of $1.9 million from the same period in 1993. The company's capital expenditure plan for 1994 of $65 million emphasizes the upgrading of management information systems at all divisions, the remodeling of certain stores, including Casual Corner and LensCrafters, and the expansion of Easy Spirit footwear retailing stores

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
  -------------------------------------------------------------------------

     and women's apparel factory outlet stores. The company's capital expenditure plan is under continuing review and is subject to additional adjustment based on the availability of suitable real estate, human resources growth and future profitability. The capital expenditure program is being funded from existing cash reserves and cash generated from operations.

     WORKING CAPITAL -

     At October 29, 1994, the company's working capital was $270.3 million compared with $322.6 million at January 29, 1994 and $304.9 million at October 30, 1993. The company ended the third quarter with a 1.6-to-1 current ratio, compared with 1.9-to-1 at the end of fiscal 1993 and 1.7-to-1 at the end of the third quarter last year. The decrease in working capital since the end of fiscal 1993 reflects the $35.8 million decrease in cash and a $50.0 million increase in the current portion of long-term debt which resulted from scheduled maturities. Partially offsetting these factors is the effect of a greater portion of apparel inventory consisting of imported merchandise that is financed with letters of credit that bear shorter payment terms compared with domestic purchases. The decrease since the end of the third quarter last year reflects a $16.6 million decrease in accounts receivable due to improved collection efforts, a $49.7 million increase in the current portion of long-term debt as a result of scheduled maturities, and increases in accrued income taxes and accrued bonuses which resulted from net earnings in the first nine months of 1994 as compared to a net loss for the same period in 1993. The effects of these factors were partially offset by a $49.2 million decrease in accounts payable resulting primarily from the women's apparel group financing a greater portion of its inventory with letters of credit.

     The company maintains a $125 million revolving credit facility with a group of banks, which is available to finance working capital needs. At October 29, 1994, there were no borrowings outstanding under this facility.

     LONG-TERM CAPITAL RESOURCES -

     Long-term debt (including current maturities) at October 29, 1994 totaled $127.3 million, a decrease of $50.3 million from January 29, 1994, and a decrease of $51.0 million from October 30, 1993. These decreases resulted from scheduled repayments and the prepayment on June 30, 1994 of $50 million of 8% notes, at par, due in 1996.

     To balance the company's fixed and variable interest rate risk, as of October 29, 1994 the company had entered into five $25 million interest rate swap agreements that mature on various dates through November 1995. Under the terms of the agreements, the company receives interest at a fixed rate (4.98% weighted-average rate as of October 29, 1994) and pays interest at a variable rate tied to the six-month LIBOR (5.58% weighted-average rate as of October 29, 1994).

     The company's debt-to-capital ratio (long-term debt including capital lease obligations, as a percentage of the sum of long-term debt and shareholders' investment) was 22.5% at October 29, 1994 compared with 29.1% at January 29, 1994 and 29.4% at October 30, 1993. The decline at October 29, 1994 was due primarily to the $50 million debt prepayment on June 30, 1994.

     The company's revolving credit agreement and agreements with respect to long-term debt include, among other things, provisions which limit total consolidated indebtedness, require the maintenance of minimum amounts of working capital and of certain financial ratios, and limit capital expenditures, capital stock repurchases, asset sales and the payment of cash dividends by the company. Under the most restrictive dividend provision, approximately $30 million of consolidated retained earnings at October 29, 1994 is available for payment of cash dividends. The company's ability to pay future dividends is, among other things, contingent upon future operating results or changes to existing borrowing agreements.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
  -------------------------------------------------------------------------

     FOREIGN EXCHANGE RISK -

     The company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with transactions denominated in foreign currencies, primarily shoe purchases from European countries. At October 29, 1994, the company held contracts aggregating approximately $29 million.

     CONTINGENCIES -

     In conjunction with the sale of certain of the company's operations, certain store leases were assigned to the buyers; however, the company remains contingently liable as guarantor of the lease obligations. Aggregate minimum rentals for these and all other lease guarantees totaled approximately $66 million as of October 29, 1994. Approximately 57% of this total relates to two primary obligors.

                           PART II.  OTHER INFORMATION
                           ---------------------------

  ITEM 1. LEGAL PROCEEDINGS
  -------------------------

     The company has been named as a third party defendant, along with approximately 175 other third party defendants, in connection with a federal Superfund legal action involving a site in Adams County, Pennsylvania. No determination of the company's share, if any, of future remediation costs can be made at this time.

     Aside from the aforementioned matter, on which no determination can be made at the present time, in the opinion of management of the company, there are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the company or any of its subsidiaries is a party or of which any of their property is the subject.


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


                                THE UNITED STATES SHOE CORPORATION
                                           (Registrant)


     Date:  December 8, 1994    By:  /s/ Edwin C. Gerth
                                         ---------------------
                                         Edwin C. Gerth
                                         Vice President - Corporate Controller
                                         (Chief Accounting Officer)