Form 10-K405
period 1995-01-28
UNITED STATES SHOE CORP
filed 1995-04-27
CIK 101771

          ============================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended January 28, 1995  Commission File Number 1-4009

                       THE UNITED STATES SHOE CORPORATION


                  Ohio                                31-0474200
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

           One Eastwood Drive                           45227
            Cincinnati, Ohio                          (Zip Code)
(Address of Principal Executive Offices)


      Registrant's telephone number, including area code:  (513) 527-7000

          Securities registered pursuant to Section 12(b) of the Act:

        Title of Class               Name of Each Exchange On Which Registered
        --------------               -----------------------------------------
Common Shares without Par Value   New York Stock Exchange/Pacific Stock Exchange
Preference Share Purchase Rights  New York Stock Exchange/Pacific Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
Aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of April 20, 1995: $1,283,900,393

Number of shares outstanding of the registrant's common stock as of April 20, 1995: 46,958,375

                                     PART I
Item 1.  Business.

                                  THE COMPANY

         The United States Shoe Corporation (the "company" or "Corporation") is a specialty retailing company operating 2,349 retail outlets and leased departments in the United States, Puerto Rico and Canada. The company's specialty retailing businesses focus on three major product segments: women's apparel, optical and footwear. The company also manufactures, imports and wholesales prominent footwear brands, primarily for women, that accounted for about 17% of the company's net sales for the fiscal year ended January 28, 1995 ("fiscal 1994"). The number of stores operated by the company's retailing businesses at the close of each of its last three fiscal years is as follows:

                                                            1994             1993             1992
                                                            --------------------------------------
         Women's apparel retailing                          1,351            1,306           1,249
         Optical retailing                                    589              543             502
         Footwear retailing                                   409              388             434
         Discontinued operations                              -                -               283
                                                            --------------------------------------
             Total                                          2,349            2,237           2,468
                                                            ======================================

        On March 15, 1995, the company entered into an Asset Purchase Agreement (the "Nine West Agreement") with Nine West Group Inc. ("Nine West") and Footwear Acquisition Corp., pursuant to which, on the terms and subject to the conditions thereof, Footwear Acquisition Corp. has agreed to acquire substantially all of the assets and business, and to assume substantially all of the liabilities, of the company's Footwear Group for $560 million in cash, plus warrants to purchase 3.7 million shares of Nine West's common stock at a price of $35.50 per share at any time during the 8.5 years following the consummation of the sale. The transaction is subject to the satisfaction of certain conditions. A copy of the Nine West Agreement is filed as Exhibit 10.(u) hereto and is incorporated herein by reference. The foregoing description of the Nine West Agreement is qualified in its entirety by reference to the text of the Nine West Agreement.

         On April 21, 1995, the company entered into an Agreement and Plan of Merger (the "Luxottica Merger Agreement") with Luxottica Acquisition Corp. ("LAC") and Avant-Garde Optics, Inc., each indirect subsidiaries of Luxottica Group S.p.A. ("Luxottica"), pursuant to which LAC has agreed to purchase all of the company's outstanding Common Shares (and associated preference share purchase rights). The transaction is to be completed through a tender offer by LAC for all of the company's outstanding Common Shares (and associated preference share purchase rights) for $28 per Common Share (and associated preference share purchase right), which will be followed by a second-step merger in which any of the company's Common Shares (and associated preference share purchase rights) not acquired in the tender offer will be cancelled and retired and will be converted into a right to receive in cash $28 per Common Share (and associated preference share purchase right). The transaction is subject to the satisfaction of certain conditions. A copy of the Luxottica Merger Agreement is filed as Exhibit 10.(w) hereto and is incorporated herein by reference. The foregoing description of the Luxottica Merger Agreement is qualified in its entirety by reference to the text of the Luxottica Merger Agreement.

         Information concerning net sales, earnings from operations and identifiable assets for each of the company's business segments is as follows:

                                                                            (in millions)
                                                             1994             1993            1992
                                                       ---------------------------------------------
Net sales:
  Women's apparel retailing                            $   1,125.5      $   1,217.1      $   1,262.2
  Optical retailing                                          766.7            698.7            660.1
  Footwear -
    Manufacturing/wholesaling                                444.4            465.1            470.7
    Retailing                                                261.7            245.2            257.7
                                                       ---------------------------------------------
      Total                                            $   2,598.3      $   2,626.1      $   2,650.7
                                                       =============================================

Earnings (loss) from operations:
  Women's apparel retailing                            $     (49.7)     $     (41.7)     $      12.1
  Optical retailing                                           71.9             43.6             40.4
  Footwear                                                    36.2              9.5             (5.5)
  General corporate expense                                  (17.8)           (18.0)           (22.4)
                                                       ---------------------------------------------
      Total                                            $      40.6      $      (6.6)     $      24.6
                                                       =============================================

Total assets:
  Women's apparel retailing                            $     300.0      $     288.0      $     344.5
  Optical retailing                                          274.4            250.4            270.6
  Footwear                                                   360.0            357.5            396.7
  Corporate                                                  140.6            183.2            159.2
                                                       ---------------------------------------------
      Total                                            $   1,075.0      $   1,079.1      $   1,171.0
                                                       =============================================

                        WOMEN'S APPAREL RETAILING GROUP

         The operating divisions constituting the Women's Apparel Retailing Group, whose stores are located primarily in enclosed malls, are as follows:

         CASUAL CORNER offers wear-to-work fashion apparel for the misses customer for her ready-to-wear, sportswear and accessory needs at moderate and upper-moderate prices.

         PETITE SOPHISTICATE focuses on wear-to-work and casual fashion apparel for women 5'4" and under at moderate and upper-moderate prices.

         AUGUST MAX WOMAN offers wear-to-work and casual fashion apparel for women who wear sizes 14-26 at moderate prices.

         FACTORY OUTLET STORES, operating under the Casual Corner & Co., Casual Corner Outlet, Casual Corner Woman Outlet and Petite Sophisticate Outlet names, offer misses brand-name fashions at value prices, with stores located in factory outlet centers.

         CAPEZIO focuses on moderately priced casual and active apparel in updated feminine styles that emphasize color.

                            OPTICAL RETAILING GROUP

         The company's Optical Retailing Group, the largest in the world based on revenues, includes LensCrafters, an optical superstore chain, LensCrafters Optique, a high-fashion optical "boutique" chain, and Sight & Save, a value optical retailing chain.

         LENSCRAFTERS operates the largest group of optical superstores in both
the United States and Canada.   Customers can choose from a large selection of
frames and lenses offering superior comfort and fit and can obtain a completed pair of glasses made in about one hour because of the on-site lens grinding laboratories. These stores are located primarily in enclosed malls and strip centers. The company acquired Opti-World, Inc., a 59 store optical chain located primarily in the Southeastern United States, in April 1995.

         LensCrafters also operates EYEXAM2000, a service of independent or company optometrists who provide eye examinations either in, or in locations
convenient to, the stores.   LensCrafters also provides services under managed
care programs, in which third-party benefit plans cover eyewear purchases from approved outlets.

         LENSCRAFTERS OPTIQUE, the company's optical boutique chain, targets consumers interested in high-fashion or high-tech eyewear. These stores, located in upscale malls, offer the same services as a LensCrafters superoptical store but with a broader selection of high-end and designer merchandise. The company acquired Tuckerman Optical Company, a 31 store optical chain located primarily in the Midwestern United States, in July 1994. Of these 31 stores, 30 are now operated under the Optique concept.

         SIGHT & SAVE , the company's value optical retailing business, offers everyday low prices and service in one to four days. As a brand, it is sharply different from LensCrafters, appealing to a different, but complementary, customer as a way to broaden the group's reach. The company operates the Sight & Save business primarily through leased optical departments in selected Kmart stores.

                                 FOOTWEAR GROUP
FOOTWEAR RETAILING

         The company's footwear retailing operations include two separate businesses: the CONCEPT division, which operates corporately-owned concept shoe stores primarily under the name EASY SPIRIT; and the SPECIALTY FOOTWEAR RETAILING division, which operates factory outlet stores and manages leased footwear departments in Burlington Coat Factory and Steinmart strong-value stores. In fiscal 1994, about 12% of the company's wholesale footwear volume was sold through its footwear retailing operations, which also merchandises shoes and accessories provided by other manufacturers.

FOOTWEAR MANUFACTURING, IMPORTING AND WHOLESALING

         The company manufactures and imports footwear which is sold in medium and higher price ranges. The company's brands include AMALFI, BANDOLINO, YFA BANDOLINO, CAPEZIO, COBBIE, EASY SPIRIT, EVAN-PICONE (under license), JOYCE, PAPPAGALLO and SELBY. The company also manufactures and markets Western and casual boots for men, women and children under the TEXAS BRAND BOOTS, EL DORADO,
J. CHISHOLM and WRANGLER (under license) brand names.

                                    GENERAL

         There have been no significant changes in the kinds of products manufactured and imported, or services rendered, by the company since January 29, 1994.

         During the last fiscal year, the company's Women's Apparel Retailing Group purchased merchandise from a substantial number of domestic and foreign suppliers. Approximately 56% of that merchandise was purchased from domestic suppliers and the remainder was purchased from foreign suppliers. It is not practicable for the company to identify separately the domestic and foreign sources of its domestic purchases. During fiscal 1994, no single supplier accounted for more than 6% of the merchandise purchased by the Women's Apparel Retailing Group.

         During fiscal 1994, the company's Optical Retailing Group purchased from domestic manufacturers and suppliers. However, while most of the frames are purchased from domestic suppliers, they are primarily manufactured in foreign countries. In April 1995, the company entered into agreements with eight suppliers committing to purchase an aggregate of $31 million of eyeglass frames from such suppliers during the next twelve months.

         The Footwear Group maintains a policy of global sourcing which combines domestic shoe manufacturing capacity with importing capabilities. Approximately 45% of the company's wholesale footwear volume is accounted for by imported women's shoes (primarily from South America, the Far East and Europe), which are designed and manufactured to the company's specifications.

         The most important raw materials used in the manufacture of shoes are leather, synthetic materials and fabrics, all of which are purchased by the company in the open market from various suppliers, and all of which have been available in adequate quantities. During the past year, the company has experienced moderate increases in the price of leather, which have generally been reflected in the selling price of its products. Synthetic materials and fabrics have decreased slightly in price, which had no significant impact on the selling price of the company's products.

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

         The company experiences seasonal fluctuations in components of working capital. Inventories of the Women's Apparel Retailing Group are generally at their highest level at the end of the third quarter prior to the Christmas holiday season. The sales volume of the Women's Apparel Retailing Group is normally highest during the fourth fiscal quarter. This peak is generally attributable to the Christmas season and post-holiday promotional activity. The company maintains lines of credit that are available to finance seasonal fluctuations in working capital on a short-term basis.

         During fiscal 1994, no single customer accounted for more than 10% of the company's consolidated net sales. The company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. In fiscal 1994, the wholesaling segment's three largest customers accounted for 9.2%, 8.8% and 4.5%, respectively, of the segment's net sales.

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

         The company employs approximately 40,000 people.

Item 2.  Properties.

         The company's executive offices and certain offices of the Footwear Group are located in Cincinnati, Ohio, in a 201,000 square foot building owned by the company. Office space occupied by other divisions in various parts of the United States totaled approximately 506,000 square feet as of January 28, 1995, of which 59% was leased. The company also had leased approximately 72,000 square feet of office space in various foreign countries as of that date.

         As of January 28, 1995, the Women's Apparel Retailing Group leased one distribution center/warehouse in Enfield, Connecticut and owned one distribution center/warehouse in Atlanta, Georgia. Total square footage of these two distribution centers/warehouses was approximately 471,000. As of that date, the Women's Apparel Retailing Group operated 1,351 stores, encompassing about 4.9 million square feet of space, located primarily in enclosed malls in 47 states and the District of Columbia.

         As of January 28, 1995, the Optical Retailing Group leased two distribution centers/warehouses, one in Cincinnati, Ohio and one in Toronto, Ontario. Total square footage of these locations was approximately 57,000. On that date, the group operated 589 stores and leased departments, encompassing about 2.7 million square feet of space. These stores are located primarily in enclosed malls and strip centers in 45 states (about 2.4 million square feet of space), Puerto Rico and Canada. The leased optical departments are primarily located in selected Kmart stores.

         As of January 28, 1995, the Footwear Group operated nine footwear manufacturing plants, a product development facility and two component plants, with an aggregate of approximately 741,000 square feet of space, located in four states in the Midwestern United States. One of the manufacturing plants is leased. The company also leases two component plants, with approximately 93,000 square feet of space, in the Dominican Republic and leases one component plant, with approximately 29,000 square feet of space, in Honduras.

         The manufacturing plants have an optimum daily production capacity (which includes production of shoes utilizing fitted upper component parts manufactured in the company's component plants) of approximately 47,000 pairs of shoes and boots. During fiscal 1994, the company's plants operated at approximately 87% of optimum production capacity.

         As of January 28, 1995, the group operated four footwear manufacturing/wholesaling distribution centers, with approximately 934,000 square feet of space, in various parts of the United States. One of the centers is owned and is located in the complex with the company's executive offices in Cincinnati, Ohio.

         The footwear retailing divisions operated 409 shoe stores and leased shoe departments at January 28, 1995, encompassing about 1.4 million square feet of space in 43 states. The shoe stores are located primarily in major shopping centers and outlet malls. The leased shoe departments are located in Burlington Coat Factory and Steinmart strong-value stores.

         The company's operating leases for retail stores expire between 1995 and 2006. The average remaining terms of existing retail leases are as follows: women's apparel stores, 4 years; optical stores, 4 years; shoe stores, 5 years; leased optical departments, 4 years; and leased shoe departments, 1 year.

Item 3.  Legal Proceedings.

         On March 3, 1995, Luxottica Group S.p.A. ("Luxottica") and Luxottica Acquisition Corp. ("LAC", together with Luxottica and Avant-Garde Optics, Inc., the "Luxottica Plaintiffs") commenced an action in the United States District Court for the Southern District of Ohio, Eastern Division (the "District Court"), by filing a complaint (the "Luxottica Complaint") against the company, the Directors of the company, the Commissioner of Securities of Ohio, the Director of Commerce of Ohio, and the State of Ohio. The Luxottica Complaint seeks, among other things, (a) temporary, preliminary and permanent injunctive relief against the enforcement of the Ohio Take-Over Act and a declaratory judgment that the Take-Over Act is unconstitutional as it may be applied to the Luxottica tender offer (the "Luxottica Offer"), and (b) preliminary and permanent injunctive relief prohibiting the company and its Directors from enforcing and amending the company's Share Purchase Rights Agreement (except to redeem the Rights) and directing the company and its Directors to redeem the Rights, and a declaratory judgment declaring that the Rights Agreement and the Rights are invalid, unlawful, null and void.

         On March 6, 1995, the Luxottica Plaintiffs filed a First Amended Complaint which added Avant-Garde Optics, Inc. ("Avant-Garde") as a Luxottica Plaintiff and which, in addition, seeks (c) a declaratory judgment that Directors of the company who are not officers of the company are in breach of their fiduciary duties under Ohio law for failing to approve the Luxottica Offer and (d) preliminary and permanent injunctive relief requiring the Directors of the company who are not officers of the company to approve the Luxottica Offer and thereby render the Rights Agreement inapplicable. On March 10 and 24, 1995, respectively, Luxottica filed Second and Third Amended Complaints in the District Court. The relief sought includes, among other things, (e) an order declaring that the Directors of the company have breached their fiduciary duties by failing to negotiate with Luxottica and by taking certain actions with respect to the company's compensation and retirement plans, (f) an injunction prohibiting consummation of the proposed sale of the Footwear Group to Nine West without a shareholder vote, and (g) an order declaring that certain disclosures made by the company contain false and misleading statements in violation of the Securities Exchange Act of 1934.

         On March 22, 1995, the company and all the company's
Directors filed an Answer denying all claims of the Luxottica Plaintiffs, and the company filed a Counterclaim against the Luxottica Plaintiffs. The Counterclaim asserts that the Luxottica Plaintiffs are violating the disclosure requirements of federal securities law by false and misleading statements and non-disclosures contained in the Luxottica Offer and in Luxottica's Schedule 14D-1, and that the Luxottica Plaintiffs have not delivered to the company's shareholders substantial information required by the Ohio Take-Over Act. The Counterclaim seeks to declare Luxottica's acquisition of the company's Common Shares to be in violation of federal and state laws, to restrain further violations of such laws, to require Luxottica and LAC to withdraw the Luxottica Offer and to enjoin the Luxottica Offer from being consummated, until such time as the Luxottica Plaintiffs have complied with applicable laws.

         On March 29, 1995, the company and all the company's Directors filed an Answer substantially denying all material allegations in the Luxottica Third Amended Complaint and filed an Amended Counterclaim against the Luxottica Plaintiffs. The Amended Counterclaim asserts that the Luxottica Plaintiffs are making false and misleading statements relating to the number of Common Shares owned by Mellon Bank Corporation and its subsidiaries in Luxottica's proxy statement filed on March 21, 1995, with the Securities and Exchange Commission.

         On March 31, 1995, the company filed a motion for a preliminary and permanent injunction seeking to enjoin the Luxottica Plaintiffs from distributing false and misleading information in their proxy solicitation materials in connection with solicitation of Appointments of Designated Agents to call a special meeting of shareholders. The company also filed a motion to dismiss certain counts of Luxottica Plaintiffs' Third Amended Complaint.

         On April 7, 1995, the company and all of the company's Directors filed an Amended Answer and a Second Amended Counterclaim. The Second Amended Counterclaim generally asserts that the Luxottica Plaintiffs are violating the disclosure requirements of federal securities law by failing to disclose certain information and making false and misleading statements in their proxy materials. On April 10, 1995, the company filed a Notice of Dismissal of Count IX of its Second Amended Counterclaim which alleged the failure by Luxottica to deliver to the company's shareholders substantial information required by the Ohio Take-Over Act. On April 11, 1995, the Luxottica Plaintiffs filed an Answer to the Company's Second Amended Counterclaim substantially denying all material allegations.

         On April 14, 1995, the company filed a Motion for Immediate Injunctive Relief seeking to enjoin Luxottica from making false and misleading statements in their proxy materials. On April 17, 1995, the company filed a Third Amended Counterclaim asserting that the Luxottica Plaintiffs are violating the disclosure requirements of the federal securities law based on the false and misleading statements which are the subject of the company's Motion for Immediate Injunctive Relief filed April 14.

         On April 20, 1995, the District Court entered an Agreed Order pursuant to which the parties agreed that they were not seeking prompt consideration by the Court of any pending motion and further agreed that no briefs were required to be filed in response to any outstanding motions; provided that, by giving written notice to all other parties and the District Court, any party could reactivate consideration of the pending motions, in which event, briefs would be due from the responding parties on the second business day after the day on which such notice were received.

        On April 21, 1995, the company and Avant-Garde and LAC signed the Luxottica Merger Agreement. Pursuant to the Luxottica Merger Agreement, the parties have agreed, promptly, and in any event not later than April 26, 1995 (unless the Luxottica Merger Agreement has been earlier terminated), to use their respective best efforts to obtain a dismissal without prejudice of the claims (with certain limited exceptions) and counterclaims filed, with each party bearing its own costs and attorneys' fees therefor.

        On April 25, 1995, all parties to the litigation entered into a Stipulation of Dismissal of Certain Claims whereby the parties agreed to dismiss without prejudice all of the plaintiffs' claims (with certain limited exceptions, such remaining claims to be dismissed without prejudice when Luxottica's tender offer is consummated) and all counterclaims; such Stipulation was filed in the District Court on the same date.

OHIO LITIGATION

         On March 7, 1995, several shareholders of the company filed three separate complaints in the Court of Common Pleas, Hamilton County, Ohio naming the company and its Directors as defendants (Allen v. The United States Shoe Corporation, et. al., Civil Action No. A9501170, Schwartz, et. al. v. Kronick, et. al., Civil Action No. A9501172, and Freedman, et. al. v. Kronick, et. al., Civil Action No. A9501171). The relief sought includes, among other things, (a) class action certification, (b) a declaration that the Directors of the company have breached their fiduciary duties and an order directing that the Directors of the company carry out their fiduciary duties,
(c) an order that the defendants consider the Luxottica Offer in good faith, (d) an order that the defendants rescind any transactions that are unfair, (e) an order enjoining any action by the defendants to change the company's cumulative voting rules, (f) an order enjoining the transaction complained of in the complaint or any related transaction, (g) an order that the defendants account for any profits realized as a result of the transaction complained of in the complaint, and (h) an award of compensatory damages, attorneys' fees and costs.

Environmental

         The company has been named as a third party defendant, along with approximately 175 other third party defendants, in connection with a federal superfund legal action involving a site in Adams County, Pennsylvania. No determination of the company's share, if any, of future remediation costs can be made at this time.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The company did not submit any matters to a vote of security holders during the last quarter of its fiscal year ended January 28, 1995.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

         The company's Common Shares are traded on the New York Stock Exchange and the Pacific Stock Exchange. There were 11,237 shareholders of record of the company's Common Shares as of April 20, 1995. Fiscal 1994 dividend payments marked the 63rd consecutive year that the company has paid cash dividends on its Common Shares. The range of market closing prices and the dividends paid per share, by quarter, for fiscal 1994 and 1993 were as follows:

                                                          1994                                        1993
                                            -------------------------------              ---------------------------------
                                              High        Low      Dividend                High       Low         Dividend
                                            -------------------------------              ---------------------------------
                          First Quarter     $ 18  1/4    $12        $ .08                $ 12 1/2    $ 10 1/8      $ .13
                          Second Quarter      20          17  7/8     .08                  10           8 3/4        .08
                          Third Quarter       24          17  1/2     .08                  11 1/4       8 7/8        .08
                          Fourth Quarter      20  3/8     15  1/4     .08                  15 1/2      10 7/8        .08
                                                                    -----                                          -----
                                                                    $ .32                                          $ .37
                                                                    =====                                          =====

Item 6. Selected Financial Data.


                                                                (millions except per share amounts)
                                                   1994          1993          1992          1991         1990(a)
                                                -------------------------------------------------------------------
Net sales                                       $ 2,598.3     $ 2,626.1     $ 2,650.7     $ 2,725.8     $ 2,718.7

Earnings (loss) before
  cumulative effect of accounting changes       $    16.4     $   (15.8)    $     4.4     $    40.0     $   (27.7)
Cumulative effect of accounting changes,
  for years ended prior to -
    February 3, 1991, related to nonpension
      postretirement benefits (net of tax
      effect of $5.7)                                --            --            --            (8.8)         --
    February 4, 1990, related to eyewear
      product maintenance contracts (net of
      tax effect of $2.3)                            --            --            --            --            (3.6)
                                                -------------------------------------------------------------------
        Net earnings (loss)                     $    16.4     $   (15.8)    $     4.4    $     31.2    $    (31.3)
                                                ===================================================================

PER SHARE DATA
- --------------
Earnings (loss) per common share before
  cumulative effect of accounting changes       $      .35    $     (.35)   $      .10   $       .88   $      (.61)
Cumulative effect of accounting changes
  (see above)                                        --            --            --             (.19)         (.08)
                                                -------------------------------------------------------------------
Net earnings (loss)                             $      .35    $     (.35)   $      .10   $       .69   $      (.69)
                                                ===================================================================
Dividends per common share                      $      .32    $      .37    $      .52   $       .52   $       .50 1/2
Book Value per common share                          10.13         10.06         10.71         11.18         11.03


BALANCE SHEET DATA
- ------------------
Total assets                                    $ 1,075.0     $ 1,079.1     $ 1,171.0    $  1,152.1    $  1,236.2
Working capital                                     240.4         322.6         294.7         251.9         281.1
Long-term debt and capital lease
  obligations                                        88.8         189.8         191.7         144.4         244.8
Shareholders' investment                            470.5         461.7         488.5         506.8         498.0
Return on average shareholders' investment              4%           (3)%           1%            6%           (6)%



(a) 1990 results include restructuring charges of $90 ($57.9 after tax benefits). $56 was allocated to Women's Apparel Retailing and $34 was allocated to Footwear.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

OVERVIEW
- --------------------------------------------------------------------------------

                                                       As a Percent of Net Sales
                                                     ------------------------------
                                                     1994         1993         1992
                                                     ------------------------------
Net sales:
    Women's apparel retailing                        43.3%        46.4%        47.6%
    Optical retailing                                29.5         26.6         24.9
    Footwear -
         Manufacturing/wholesaling                   17.1         17.7         17.8
         Retailing                                   10.1          9.3          9.7
             Total net sales                        100.0        100.0        100.0

Gross profit                                         46.7         47.2         47.8

Selling, general &
  administrative expenses                            45.1         47.5         46.9

Interest expense, net                                 0.5          0.6          0.6

Provision (credit) for income taxes *                43.0        (30.0)        43.0

Net earnings (loss)                                   0.6         (0.6)         0.2

    *Represents effective income tax rate.

- --------------------------------------------------------------------------------

      Net sales for fiscal 1994 totaled $2,598 million and the company reported net earnings of $16.4 million, or $.35 per share. The company's optical retailing group continued its strong performance and reported record sales and operating earnings. The company's footwear group reported its best operating earnings in six years. The company's women's apparel retailing group was unable to achieve a turnaround of its operations, and the group reported a significant operating loss for the year. The strength of the optical retailing and footwear groups, and the length of time projected to achieve the company's objectives in the women's apparel retailing group, led the company to evaluate strategic alternatives, including the sale of the company or one or more of its businesses.

     On March 15, 1995, the company entered into the Nine West Agreement with Nine West and Footwear Acquisition Corp., pursuant to which, on the terms and subject to the conditions thereof, Footwear Acquisition Corp., has agreed to acquire substantially all of the assets and business, and to assume substantially all of the liabilities, of the company's Footwear Group for $560 million in cash, plus warrants to purchase 3.7 million shares of Nine West's common stock at a price of $35.50 per share at any time during the 8.5 years following the consummation of the sale. The transaction is subject to the satisfaction of certain conditions. A copy of the Nine West Agreement is filed as Exhibit 10.(u) hereto and is incorporated herein by reference. The foregoing description of the Nine West Agreement is qualified in its entirety by reference to the text of the Nine West Agreement.

        On April 21, 1995, the company entered into the Luxottica Merger Agreement with LAC and Avant-Garde Optics, Inc., each indirect subsidiaries of Luxottica, pursuant to which LAC has agreed to purchase all of the company's outstanding Common Shares (and associated preference share purchase rights). The transaction is to be completed through a tender offer by LAC for all of the company's outstanding Common Shares (and associated preference share purchase rights) for $28 per Common Share (and associated preference share purchase right), which will be followed by a second-step merger in which any of the company's Common Shares (and associated preference share purchase rights) not acquired in the tender offer will be cancelled and retired and will be converted into a right to receive in cash $28 per Common Share (and associated preference share purchase right). The transaction is subject to the satisfaction of certain conditions. A copy of the Luxottica Merger Agreement is filed as Exhibit 10.(w) hereto and is incorporated herein by reference. The foregoing description of the Luxottica Merger Agreement is qualified in its entirety by reference to the text of the Luxottica Merger Agreement.

NET SALES - The company's net sales for fiscal 1994 decreased 1.1% to $2,598 million from $2,626 million for fiscal 1993. This decrease reflects a 2.8% decrease in the average number of stores in operation during the period, partially offset by a 1.4% increase in comparable store sales.

         Net sales for fiscal 1993 decreased 0.9% to $2,626 million from $2,651 million for fiscal 1992. This decrease was principally due to the sale or closing of 389 poorly performing stores, primarily in connection with the divestiture of the Ups 'N Downs and Caren Charles divisions, the effect of which was partially offset by sales from 158 new stores opened in 1993 and a 0.5% increase in comparable store sales.

NET EARNINGS - The company reported net earnings of $16.4 million, or $.35 per share, in 1994 compared with a net loss of $15.8 million, or $.35 per share, in 1993, and net earnings of $4.4 million, or $.10 per share, in 1992.

GROSS PROFIT - The gross profit percentage in 1994 decreased to 46.7% from 47.2% in 1993 and 47.8% in 1992. The decrease in 1994 reflects the effects of a lower gross profit percentage in the women's apparel group that resulted from a higher level of markdown activity throughout the year. Partially offsetting the lower women's apparel margins were higher margins in the footwear group and the effect of the higher margin sales in the optical retailing group representing a larger percentage of consolidated net sales in 1994. The improvement in the footwear group's margins primarily resulted from fewer off-price sales by the Marx & Newman import divisions as they improved their inventory management processes. Fiscal 1994 gross profit included a LIFO credit of $5.7 million compared with a LIFO credit of $11.3 million in 1993 and $3.6 million in 1992. The 1994 credit primarily resulted from deflation in apparel and footwear inventory purchases during 1994, while the 1993 credit was due to a higher level of markdowns taken against excess footwear inventories, lower inventory quantities at year-end and low rates of inflation on the company's inventory purchases during 1993.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - The company's SG&A expenses decreased 6.0% in 1994, reflecting lower operating expenses in the women's apparel and footwear groups that resulted from cost control measures and a decrease in the average number of women's apparel stores in operation during the year. The decreases resulting from these factors were partially offset by higher expenses in the optical group as a result of operating expenses associated with 46 additional optical stores and leased departments. Included in 1994 SG&A expenses was a $4.0 million charge related to the planned closing or conversion of the remaining 14 Pappagallo women's apparel stores and $3.3 million of fees related to the sale of the company's footwear group to Nine West and evaluation of other strategic alternatives. Included in 1993 SG&A was a $10.6 million charge related to the divestiture of the Ups 'N Downs and Caren Charles divisions, a $5.5 million charge related to the divestiture of optical retailing operations in the United Kingdom, $6.0 million of costs related to executive management changes, $15.0 million of costs associated with cost reduction initiatives, and $2.6 million of costs associated with business process redesign initiatives. SG&A comparisons were also affected by a change in 1994 in the classification of optical coupon discounts from operating expenses to sales reductions. Optical coupon discounts totaled $33.9 million and $19.9 million in 1994 and 1993, respectively.

         SG&A expenses increased 0.3% in 1993. Lower operating expenses in the footwear and women's apparel groups, resulting from cost control measures and the effects of a net reduction of 217 women's apparel stores were more than offset by the series of charges detailed above.

INTEREST EXPENSE - Net interest expense in 1994 was $11.8 million compared with $16.0 million in 1993 and $16.9 million in 1992. The reduction in net interest expense in 1994 reflects a $42.0 million decrease in average debt outstanding, resulting from scheduled payments and the prepayment at par in June 1994 of $50 million of 8% notes that were due to mature in 1996, and an increase in interest income as average short-term investments increased 20%. These factors were partially offset by the effects of an increase in the effective interest rate on borrowed funds from 8.0% to 9.6%, reflecting the increase in prevailing market rates.

         The decrease in net interest expense in 1993 compared to 1992 was primarily due to a decrease in the effective interest rate on borrowed funds of 8.0% compared with 8.5% in 1992 and an increase in interest income as average short-term investments increased 48%, offset by a $23 million increase in the average outstanding debt balance.

INCOME TAXES - The effective tax rate was 43% in 1994 compared to an effective tax benefit rate of 30% in 1993 and an effective tax rate of 43% in 1992. The low 1993 tax benefit rate resulted from a lower effective state tax benefit rate and an increase in the valuation allowance related to certain state operating loss and foreign tax credit carryforwards.

         As of the end of fiscal 1994, the company has recorded a $69.6 million net deferred tax asset that is composed of $91.8 million of deferred tax assets and $22.2 million of deferred tax liabilities. The realizability of approximately 40% of the deferred tax assets is dependent upon the company generating future income at levels sufficient to utilize the assets. Although the realizability of the deferred tax assets will be evaluated on a quarterly basis, management believes that sufficient earnings will be generated to ensure recovery of the net deferred tax assets, particularly considering the long period of time available to generate the taxable income necessary to utilize the deferred tax assets related to the accounting for postretirement benefits under SFAS No. 106 and the expected gain on the sale of the footwear group.

FOURTH QUARTER RESULTS - The company's 1994 fourth quarter operating results reflected a $12.7 million LIFO credit, a $4.0 million charge related to the company's decision to close or convert its Pappagallo women's apparel stores and $3.3 million of fees related to the sale of the footwear group and evaluation of other strategic alternatives.

         In 1993, the fourth quarter operating results included a $24.0 million LIFO credit and a $15.0 million charge for costs associated with certain cost reduction initiatives across all operating groups. The cost reduction initiatives included changes in certain business practices (e.g., store labor scheduling and merchandise return and allowance policies), streamlining field management and home office operations in all operating groups, early lease termination and planned shutdown of 11 poorly performing women's apparel stores, and consolidating Cincinnati Shoe and Banister footwear retail operations.

WOMEN'S APPAREL RETAILING GROUP
- --------------------------------------------------------------------------------

                                                            ($ in millions)
                                                   ----------------------------------
                                                     1994         1993         1992
                                                   ----------------------------------
    Net sales % decrease                             (7.5)        (3.6)        (7.5)
    Comparable store sales % decrease                (5.0)        (0.5)        (3.0)
    Earnings (loss) from operations               $ (49.7)     $ (41.7)      $ 12.1

- --------------------------------------------------------------------------------

NET SALES - The women's apparel retailing group's decrease in net sales from $1,217 million in 1993 to $1,126 million in 1994 resulted from a 5.0% decrease
in comparable store sales.   The decline in comparable store sales was
experienced across all mall-based divisions, as a result of the poor performance of most merchandise categories. The group's factory outlet division reported a significant increase in sales on new store volume (88 stores in operation at the end of 1994 compared to 26 at the end of 1993) and strong comparable store sales increases.

         During 1993, the group's net sales decreased 3.6% to $1,217 million, reflecting a net reduction of 217 stores and a 0.5% decrease in comparable store sales. Net sales at the Casual Corner division decreased in 1993 as a result of a net reduction of 29 stores, the effect of which was partially offset by a slight increase in comparable store sales. The Petite Sophisticate division increased sales on new store volume and an increase in comparable store sales. Most merchandising categories within the Ups 'N Downs/Capezio and Caren Charles/Pappagallo divisions performed poorly, resulting in substantial declines in comparable store sales. In consideration of the continuing poor performance of these divisions, the company sold or closed its remaining Ups 'N Downs and Caren Charles stores over the second half of 1993. The August Max Woman division experienced a significant decline in comparable store sales compared to 1992.

OPERATING RESULTS - The group's 1994 operating loss of $49.7 million reflects the poor sales performance experienced by the mall-based divisions. Despite a reduction in per-store operating expenses, weak sales volumes and a high level of markdowns required to clear poorly performing merchandise resulted in each of the group's mall-based divisions reporting an operating loss for the year. The Casual Corner division reported an operating loss significantly higher than 1993. The Petite Sophisticate division's performance declined dramatically as they reported a 1994 operating loss compared to strong earnings in 1993. The factory outlet division reported a significant increase in operating earnings on increased sales. The group's operating loss in 1994 was reduced by a LIFO credit of $3.6 million (compared with a charge of $0.9 million in 1993 and a credit of $1.1 million in 1992), which resulted primarily from deflation in the group's inventory purchases. 1994 operating results also included a $4.0 million charge related to the planned closing or conversion of the Pappagallo women's apparel stores.

         The $41.7 million operating loss in 1993 was principally due to the poor performance of the Casual Corner division in the first half of the year and operating losses in the Ups 'N Downs/Capezio and Caren Charles/Pappagallo divisions. The 1993 results included a $10.6 million charge related to the divestiture of the Ups 'N Downs and Caren Charles divisions and $14.1 million in operating losses in these two divisions prior to their sale, $6.7 million of costs associated with cost reduction initiatives, $3.8 million of severance and recruitment costs related to executive management changes, and $1.7 million of costs associated with business process redesign initiatives.

In 1993, Casual Corner recorded an operating loss as earnings generated over the last half of the year on stronger sales performance and lower operating expenses were not sufficient to offset operating losses in the first half of the year that resulted primarily from the poor performance of spring merchandise. The Petite Sophisticate division experienced an increase in 1993 earnings on increased sales, while the Ups 'N Downs/Capezio and Caren Charles/Pappagallo divisions experienced significant operating losses. The August Max Woman division recorded an operating loss for the year compared to operating earnings in 1992.

SOURCING - The group purchases a significant amount (44% in 1994 and 26% in 1993) of its product from the Far East.

OPTICAL RETAILING GROUP
- --------------------------------------------------------------------------------

                                                           ($ in millions)
                                                   -------------------------------
                                                    1994         1993        1992
                                                   -------------------------------
Net sales % increase                                  9.7          5.8         5.6
Comparable store sales % increase                    11.4          2.9         1.4
Earnings from operations                           $ 71.9       $ 43.6      $ 40.4

- --------------------------------------------------------------------------------

NET SALES - The optical retailing group increased net sales by $68 million to $767 million in 1994 as a result of an 11.4% increase in comparable store sales and new store volume (589 stores and leased departments in operation at the end of 1994 compared to 543 at the end of 1993). The comparable store sales increase reflects strengthening domestic market fundamentals and favorable customer response to promotional campaigns run throughout the year. Total sales comparisons for the group were affected by a change in 1994 in the classification of coupon discounts from operating expenses to sales deductions. Optical coupon discounts totaled $33.9 million and $19.9 million in 1994 and 1993, respectively. Net sales increased 5.8% in 1993 as a result of a greater number of retail locations (543 at the end of 1993 and 511 at the end of 1992) and a 2.9% increase in comparable store sales.

OPERATING RESULTS - The group increased operating earnings by 64.7% during 1994 to $71.9 million, primarily reflecting increased domestic sales volume and effective containment of costs to operate the group's domestic superoptical stores. The group's results were negatively impacted by increased operating losses in the Sight & Save value optical division, which continues to be affected by the significant costs of establishing and developing the value optical concept and lower than expected sales levels. Sight & Save operating losses include $2.1 million of charges to close a number of poorly performing locations. Effective cost containment efforts resulted in an improvement in the operating earnings of LensCrafters Canada on comparable sales. The group's operating earnings in 1993 included a $5.5 million charge related to the divestiture of the United Kingdom operations.

         In 1993, the group's earnings from operations increased 7.9% to $43.6 million. Earnings from the group's domestic operations improved on higher superoptical sales due to new store volume and increased comparable store sales. The effects of the increased sales were partially offset by costs associated with the expansion of the Sight & Save value optical concept. LensCrafters Canada improved operating earnings on higher sales as a result of new store volume, including sales at 22 Eyemasters Ltd. superoptical stores acquired in January 1993, that was partially offset by a decline in comparable store sales. Canadian operating results were reduced by costs associated with the transition of the Eyemasters stores to the LensCrafters format. Operating losses in the United Kingdom, excluding the $5.5 million charge to divest of the operations, totaled $1.9 million in 1993 compared to operating losses of $7.0 million in 1992.

FOOTWEAR GROUP
- --------------------------------------------------------------------------------

                                                            ($ in millions)
                                                   ---------------------------------
                                                    1994          1993         1992
                                                   ---------------------------------
Net sales % increase (decrease):
      Manufacturing/wholesaling                      (4.5)        (1.2)         3.6
      Retailing                                       6.7         (4.9)        (8.7)
Comparable store sales %
      increase (decrease)                             3.4         (1.4)        (0.7)
Earnings (loss) from operations                    $ 36.2        $ 9.5        $(5.5)

- --------------------------------------------------------------------------------

NET SALES - The footwear group's net sales decreased $4 million in 1994 to $706 million. The manufacturing/wholesaling divisions' net sales decreased 4.5% to $444 million. The Easy Spirit division experienced strong sales increases, reflecting the brand's continued growth and well executed promotional programs. Other manufacturing/wholesaling divisions reported decreased sales; most notably Joyce and Cobbie, reflecting fewer independent store operators and the conversion of certain company-owned stores to the Easy Spirit format, and Texas Boot, which continues to be adversely affected by a soft western boot market. Sales in the Marx & Newman import division were comparable to 1993. Sales in the company's footwear retail divisions increased to $262 million as a result of a net increase of 21 stores and a 3.4% increase in comparable store sales, primarily increases in Easy Spirit retail stores.

         In 1993, the manufacturing/wholesaling divisions reported a 1.2% decrease in net sales to $465 million. Sales increases in the Easy Spirit division were offset by decreases in the Texas Boot division and in the Cobbie division, whose sales were adversely affected by fewer independent store operators and management's decision to close or convert to the Easy Spirit concept a majority of company-owned Cobbie retail stores. Sales in other manufacturing/wholesaling divisions were generally comparable with the prior year. 1993 sales in the company's footwear retail divisions declined $12.5 million from 1992 to $245 million as a result of a net reduction of 46 stores
and a 1.4% decline in comparable store sales.   The comparable store sales
decline reflected strong increases in Easy Spirit retail stores that were more than offset by declines in other divisions.

OPERATING RESULTS - The group's operating earnings increased during 1994 to $36.2 million, reflecting improved operating results in both the group's manufacturing/wholesaling and retailing operations.

         In 1994, the Easy Spirit division reported improved operating earnings on increased sales. The Marx & Newman import division reported a substantial improvement in operating results on relatively comparable sales due to improved margins, attributed in large part to an improvement in inventory management and favorable foreign currency exchange rates. These earnings improvements were partially offset by the declines in operating results experienced by the Joyce, Cobbie and Texas Boot divisions, which were due primarily to the effects of lower sales volume.

         Although the group's retailing operations reported an operating loss in 1994, both the Concept and Specialty Footwear Retailing divisions showed improvement over the prior year. The Concept division's improved results in 1994 reflect the increased sales volume of the Easy Spirit concept stores and the effects of the closure or conversion of a majority of the Cobbie and Joyce-Selby concept stores during 1993. The Specialty Footwear Retailing division reported a slight improvement in operating results on a 1.4% increase in sales.

         In 1993, the Easy Spirit for women division generated a substantial increase in operating earnings as a result of a 12.4% increase in sales, higher margins and lower operating costs. The Easy Spirit for men division achieved near-breakeven results compared to substantial operating losses in 1992 as margins stabilized and operating expenses were brought in line with the division's sales level. The Texas Boot division saw sales and operating earnings decline in 1993. The company's import brands continued to perform poorly as the problems affecting the group continued in 1993. Despite improved performance by the Evan-Picone brand over the second half of the year, operating losses of the group increased in 1993, primarily as a result of increased markdowns taken to clear excess inventories.

         In 1993, footwear retailing recorded an operating loss compared to operating earnings in 1992, primarily as a result of a decline in operating earnings in the Banister division. Banister experienced further declines in comparable store sales and margin erosion as promotional activity increased to generate sales and as markdowns were taken to clear older inventory. The Concept division's operating losses increased in 1993 due to the poor performance of Cobbie and Joyce-Selby concept stores and costs associated with the closure or conversion of a majority of these stores during the year, the effects of which were only partially offset by the stronger performance of Easy Spirit concept stores. During 1993, the company closed 35 Cobbie and Joyce-Selby stores and converted 10 stores to the Easy Spirit format, reducing the number of Cobbie and Joyce-Selby stores in operation at year-end to 14.

         The group's 1994 operating earnings were increased by a $2.7 million LIFO credit compared with credits of $12.2 million and $2.5 million in 1993 and 1992, respectively. The 1994 credit resulted primarily from lower inventory quantities at year-end and 5% deflation in the group's import purchases due to favorable foreign currency exchange rates, while the higher credit in 1993 resulted from higher levels of markdowns to clear excess inventories, lower inventory quantities at year-end, a low rate of inflation (1.4%) on the group's import purchases during 1993 and 4.3% deflation of the costs of inventory manufactured by the company during 1993.

         The group's 1994 results were affected by a $1.5 million net gain in connection with the sale of the Beloit, Wisconsin facility and by a $2.1 million reduction in the group's bad debt reserve, reflecting improved collection experience and a reduction in the number of independent concept store operators. In 1993, the group's results were affected by $7.4 million of costs associated with cost reduction initiatives, $2.2 million of severance and recruitment costs related to executive management changes, and $0.9 million of costs associated with business process redesign initiatives. In 1992, footwear results included $5.2 million of costs associated with the establishment of a buying operation in the Far East, $3.5 million of costs associated with the bankruptcy of an independent operator of a substantial number of concept stores, the consolidation of Marx & Newman operations into the Cincinnati, Ohio footwear operations, and $2.8 million of costs associated with the group's business process redesign initiatives.

OUTLOOK

         Looking forward, performance in the optical retailing group over the first two months of fiscal 1995 has continued to show strong growth. However, results over the same period in the women's apparel and footwear groups have been below the comparable results in fiscal 1994. Accordingly, the company expects first quarter 1995 results to be substantially below the comparable period in the prior year.

FINANCIAL CONDITION

OVERVIEW
- --------------------------------------------------------------------------------

                                                           ($ in millions)
                                                  --------------------------------
                                                    1994         1993       1992
                                                  --------------------------------
Cash provided by operations                      $   94.1      $ 113.9      $ 126.2
Working capital                                  $  240.4      $ 322.6      $ 294.7
Long-term debt                                   $   77.2      $ 177.4      $ 179.0
Current ratio                                         1.6          1.9          1.6
Debt-to-capital ratio *                              15.9         29.1         28.2

*  Long-term debt, including capital lease  obligations, as a percentage of the sum of long-term debt, including capital lease obligations, and shareholders' investment.
- --------------------------------------------------------------------------------


CASH PROVIDED BY OPERATIONS

         Cash provided by operations decreased $19.8 million to $94.1 million in 1994 as the effects of improved operating results were offset by a $43.6 million increase in cash used for changes in working capital. The increase in cash used for working capital primarily reflects $88.9 million related to an increase in inventory levels in 1994, due primarily to the earlier receipt of Spring merchandise in the women's apparel group and a net increase of 112 retail stores. In addition, the increase reflects $18.6 million related to an increase in accounts receivable, due primarily to an increase in footwear wholesale sales during the last two months of the fiscal year. Partially offsetting these factors was a greater increase in accounts payable related to the increase in inventories.

         In 1993, cash provided by operations decreased $12.3 million principally as a result of a $21.7 million decrease in cash generated from net earnings, adjusted for non-cash items, which was partially offset by an increase of $3.0 million in cash provided by changes in working capital. The increase in cash provided by changes in working capital included $10.2 million related to a reduction in accounts receivable as a result of improved collection experience and $18.4 million related to inventories as the company's inventory reduction efforts and store closing activities led to a greater reduction in inventories in 1993 compared to 1992. These and other working capital changes that increased cash during the year were partially offset by a $34.8 million decrease in cash that resulted from a reduction in accounts payable related to the decline in inventories.

CAPITAL EXPENDITURES
- --------------------------------------------------------------------------------

                                                           ($ in millions)
                                               -------------------------------------
                                                     1994                  1993
                                               -------------------------------------
Women's apparel retailing                      $ 24.2     30%         $ 20.9     34%
Optical retailing                                38.8     47            25.0     41
Footwear-
         Manufacturing/wholesaling               12.5     15             4.3      7
         Retailing                                6.6      8            11.2     18
                                               --------------         --------------
                                               $ 82.1    100%         $ 61.4    100%
                                               ==============         ==============

- --------------------------------------------------------------------------------

         1994 capital expenditures emphasized the expansion of Easy Spirit footwear retailing stores, LensCrafters optical retailing stores and women's apparel factory outlet stores. 1994 capital expenditures also emphasized the upgrading of management information systems at all divisions and the refurbishment of certain stores, including Casual Corner and LensCrafters.

         In 1994, the company opened or acquired 225 new retail units; 91 optical stores or leased departments, 84 women's apparel stores and 50 footwear stores or leased departments. In 1993, the company opened 158 new retail units, and converted 67 existing units to new formats. Of the new stores, 50 were optical stores or leased departments, 57 were women's apparel stores and 51 were footwear stores or leased departments.

WORKING CAPITAL

         The company's working capital at January 28, 1995 was $240.4 million compared with $322.6 million at January 29, 1994. This decrease reflects a $42.6 million decrease in cash, cash equivalents and short-term investments, due primarily to the prepayment at par on June 30, 1994 of $50 million of 8% notes due in 1996; a $50.0 million increase in the current portion of long-term debt as a result of scheduled maturities; and a $31.1 million increase in accounts payable related to, and offset by, a $32.1 million increase in inventory, which results primarily from the earlier receipt of Spring merchandise in the women's apparel group and an increase in the number of retail stores.

         During 1993, the company's working capital increased to $322.6 million from $294.7 million the prior year primarily as a result of an increase in cash and cash equivalents of $24.0 million and a $41.2 million reduction in accounts payable. These increases were partially offset by a $58.5 million reduction in inventories, reflecting a net reduction of retail stores, a delay in receipt of Spring apparel in the women's apparel group, an increase in markdown reserves to adjust excess footwear inventories to their estimated net realizable value and the effects of management's continued inventory reduction efforts. The decline in accounts payable was directly related to the lower inventory levels.

         The company continues to maintain lines of credit with domestic and foreign banks. At January 28, 1995, the company had in place a revolving credit agreement, with nine participating financial institutions, making available up to $125 million of credit through February 5, 1996. The revolving credit agreement is available to finance working capital needs. At January 28, 1995 and January 29, 1994, there were no borrowings outstanding under this facility.

        The company obtained waivers to its revolving credit agreement to permit the signing of each of the Nine West Agreement and the Luxottica Merger Agreement (actual consummation of any of those transactions will require the company to renegotiate or terminate the revolving credit agreement). The company also obtained an amendment to the revolving credit agreement primarily related to the acquisition of Opti-World, Inc. ("Opti-World") and to the long-term debt repayment due May 27, 1995.

        In conjunction with the acquisition of Opti-World, a 59 store optical chain, the company borrowed $50 million under the revolving credit agreement on April 3, 1995. The company anticipates significant cash outlays in the first half of fiscal 1995 related to the acquisition of Opti-World, and the scheduled repayment of $50 million of debt. In addition, on March 20, 1995, the company deposited $24.5 million into a trust in accordance with the terms of certain severance compensation agreements as a result of the Luxottica Offer. The company believes that its existing cash balance and lines of credit will be adequate to fund these cash requirements.

        In addition, upon closing of the sale of the Footwear Group to Nine West, the company expects to receive $560 million in cash before expenses. The Luxottica Merger Agreement provides that the company will not make any distribution to shareholders of the proceeds received by the company from the footwear sale.

LONG-TERM CAPITAL RESOURCES

         Long-term debt totaled $77.2 million at year-end 1994, $177.4 million at year-end 1993 and $179.0 million at year-end 1992. The lower balance in 1994 resulted from the $50 million debt prepayment on June 30, 1994 and the $50 million increase in the current portion of long-term debt due to scheduled maturities.

         To balance the company's fixed and variable interest rate risk, as of January 28, 1995, the company had entered into four $25 million interest rate swap agreements that mature on various dates through November 1995. Under the terms of the agreements, the company receives interest at a fixed rate (5.05% weighted-average rate as of January 28, 1995) and pays interest at a variable rate tied to the six-month LIBOR (6.55% weighted-average rate as of January 28, 1995).

         At January 28, 1995, the company's debt-to-capital ratio (long-term debt including capital lease obligations, as a percentage of the sum of long-term debt, including capital lease obligations, and shareholders' investment) was 15.9% compared with 29.1% in 1993 and 28.2% in 1992. The decline in the ratio in 1994 resulted primarily from the $50 million debt prepayment on June 30, 1994 and the $50 million increase in the current portion of long-term debt due to scheduled maturities.

         The amended revolving credit agreement and the long-term debt agreements include, among other things, provisions which limit total consolidated indebtedness, require the maintenance of minimum amounts of working capital and of certain financial ratios, limit the amount of capital expenditures, capital stock repurchases and asset sales, and limit the payment of cash dividends by the company. Under the most restrictive dividend provision, approximately $24 million of consolidated retained earnings at January 28, 1995 is available for payment of cash dividends. The company's ability to pay future dividends is, among other things, contingent upon future operating results or changes to existing borrowing agreements.

         On February 22, 1995, Moody's Investors Service announced that it had placed under review for a possible downgrade the Baa3 rating on the company's senior long-term debt and the (P)Baa3 rating on the company's senior unsecured shelf registration. Also, on February 22, 1995, Standard & Poor's Ratings

Group ("S&P") announced that it had lowered its rating on the company's senior long-term debt from Triple-B-Minus to Double-B-Plus and removed the debt from its CreditWatch surveillance list. Following the announcement of Luxottica's tender offer, on March 7, 1995, S&P announced that it was returning the company's senior long-term debt to its CreditWatch surveillance list with "developing implications," indicating that the debt rating could be raised or lowered depending on the outcome of the recently announced developments.

FOREIGN EXCHANGE RISK

         The company uses foreign exchange forward contracts to hedge the risk of changes in foreign currency exchange rates associated with transactions denominated in foreign currencies, primarily shoe purchases from European countries. At January 28, 1995, the company held contracts aggregating approximately $39.8 million.

EFFECT OF INFLATION

         Overall, the company's sales growth and earnings have not been materially impacted by inflation over the last three years.

Item 8.  Financial Statements and Supplementary Data.

         See Index to Financial Statements and following pages.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.

Executive Officers of the Registrant (as of April 20, 1995)


Name                      Title                                                                 Age
- ----                      -----                                                                 ---
David M. Browne           Executive Vice President, President-
                          Optical Retailing Group                                               35

James J. Crowe            Vice President-Secretary and
                          General Counsel                                                       59

Edwin C. Gerth            Vice President-Corporate Controller                                   56

Noel E. Hord              Executive Vice President, President-
                          Footwear Group                                                        48

Bannus B. Hudson          President and Chief Executive Officer                                 49

James P. Maloney          Vice President-Human Resources                                        55

Charles S. Mechem, Jr.    Chairman of the Board                                                 64

Robert J. Petrik          Vice President-Treasurer                                              46

Michael M. Searles        Executive Vice President, President-
                          Women's Apparel Retailing Group                                       46

K. Brent Somers           Executive Vice President and Chief                                    46
                          Financial Officer

David G. Stouffer         Vice President-Corporate Planning                                     37

Name                      Business Experience - Past five years to present
- ----                      ------------------------------------------------
David M. Browne           Executive Vice President of the company since March 1994; President-Optical Retailing Group since February
                          1992; President-LensCrafters Division, March 1990-February 1992; Executive Vice President of the
                          LensCrafters Division, October 1989-March 1990; Vice President-Marketing of the LensCrafters Division,
                          October 1987-October 1989.

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

Bannus B. Hudson          (See information in Directors' section which follows.)

James P. Maloney          Vice President-Human Resources of the company since January 1994; Vice President-Human Resources of the
                          Footwear Group, April 1993-January 1994; Vice President-Human Resources, Howmet Corporation, September
                          1992-April 1993; Director-Organization Change, Howmet Corporation, May 1992-September 1992, Director-
                          Education and Management Development, Howmet Corporation, January 1988 - May 1992.

Charles S. Mechem, Jr.    (See information in Directors' section which follows.)

Robert J. Petrik*

Michael M. Searles        Executive Vice President of the company since March 1994; President-Women's Apparel Retailing Group since
                          March 1993; President of the Kids 'R Us division of Toys 'R Us, Inc. prior to March 1993.

K. Brent Somers           Executive Vice President of the company since March 1994; Chief Financial Officer since April 1990; Vice
                          President-Finance of the company, April 1990 - March 1994; Vice President-Finance and Accounting and Chief
                          Financial Officer of the LensCrafters Division, October 1987-April 1990.

David G. Stouffer         Vice President-Corporate Planning of the company since September 1994; Director of Planning of the company, February 1992-September 1994; Director of Marketing Information of the LensCrafters Division,
                          January 1991-February 1992; Director of Financial Planning of the LensCrafters Division, January 1989-
                          January 1991.

* Has served the company in the present position for at least the past five years.

Directors of the Registrant (as of April 20, 1995)

Name                            Committee Assignments                        Term Expires           Age
- ----                            ---------------------                        ------------           ---

Joseph H. Anderer               Audit, Executive and Compensation*               1996               70

Philip E. Beekman               Compensation and Retirement                      1995               63

Gilbert Hahn, Jr.               Executive, Finance and Audit*                    1995               73

Roger L. Howe                   Audit and Nominating                             1995               60

Bannus B. Hudson                Executive and Finance                            1996               49

Lorrence T. Kellar              Executive, Retirement and Finance*               1996               57

Albert M. Kronick               Audit, Executive and Nominating*                 1997               71

Thomas Laco                     Compensation and Finance                         1995               66

Charles S. Mechem, Jr.          Executive*                                       1997               64

John L. Roy                     Executive, Nominating and Retirement*            1997               66

Phyllis S. Sewell               Compensation and Nominating                      1995               64

* Denotes committee chair.

Name                                    Business Experience and Directorships
- ----                                    -------------------------------------
Joseph H. Anderer                       Director since 1980.  Consultant to the textile industry.  Director of
                                        General Clutch Corp. and Storage Solutions, Inc.

Philip E. Beekman                       Director since 1992.  Chairman of the Board and Chief Executive
                                        Officer of Hook-SupeRx, Inc., a drug store chain, 1987 to 1994.
                                        Director of ABEX, Inc., Fisher Scientific International and the Ladies
                                        Professional Golf Association.

Gilbert Hahn, Jr.                       Director since 1970.  Senior Partner with Amram & Hahn, P.C.,
                                        Washington, D.C.

Roger L. Howe                           Director since 1991.  Chairman of the Board of U.S. Precision Lens,
                                        Inc., a maker of precision optical equipment, since 1988.  Director of
                                        Cintas Corporation, Eagle-Picher Industries, Inc., Star Banc Corp.,
                                        Star Bank of Cincinnati, Atkins and Pearce Company and Baldwin Piano &
                                        Organ Co.

Bannus B. Hudson                        Director since 1989.  President and Chief Executive Officer of the company since 1990; President and Chief Operating Officer of the company, January 1990-March 1990; President of the LensCrafters
                                        Division, October 1987-March 1990.  Director of The Ohio National Life
                                        Insurance Company.

Lorrence T. Kellar                      Director since 1986.  Group Vice President, Real Estate and Finance of
                                        The Kroger Co., a national grocery store chain.  Director of Multi-
                                        Color Corporation and a trustee of Bartlett Management Trust.

Albert M. Kronick                       Director since 1979.  Trustee of Retail Property Trust.

Thomas Laco                             Director since 1990.  Retired in 1989 as an executive of The Procter &
                                        Gamble Company, a consumer products company, where he served in various positions, including Executive Vice President and Vice
                                        Chairman of the Board.  Director of United States Playing Card Company
                                        and Atkins and Pearce Company.

Charles S. Mechem, Jr.                  Director since 1990.  Chairman of the Board of the company since 1993;
                                        Commissioner of the Ladies Professional Golf Association since 1991;
                                        director of Star Banc Corp., The Mead Corporation, J.M. Smucker
                                        Company, The Ohio National Life Insurance Company and AGCO
                                        Corporation.  Director of Great American Broadcasting Company
                                        (formerly Taft Broadcasting Company), 1967-June 1990, Chairman of its
                                        Executive Committee, June 1990-December 1990; Of Counsel to Taft,
                                        Stettinius & Hollister,  June 1990- December 1990.

John L. Roy                             Director since 1979.  Chairman of the Board of Hydro Systems Company, a maker of industrial cleaning equipment.

Phyllis S. Sewell                       Director since 1990.  Senior Vice President of Federated Department
                                        Stores, Inc., a retail department store, 1979-1988.  Director of
                                        Pitney Bowes, Inc., Lee Enterprises, Inc. and SYSCO Corporation.


Compliance with Section 16(a) Reporting Requirements

         Section 16(a) of the Securities Exchange Act of 1934 requires the company's directors and officers, and persons who beneficially own more than 10% of a registered class of the company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the New York and Pacific Stock Exchanges. Directors, officers and greater-than-10% beneficial owners are required by SEC regulations to furnish the company with copies of all Section 16(a) reports that they file.

         Based solely on its review of copies of such reports received by it, or written representations from certain reporting persons that no such reports were required for those persons, the company believes that during fiscal year 1994 all filing requirements applicable to its directors, officers and greater-than-10% beneficial owners were complied with.

Item 11. Executive Compensation.

Summary Compensation Table

         The following information relates to the annual and long-term compensation for services in all capacities to the Corporation for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993 of those persons who, at January 28, 1995 were (i) the Chief Executive Officer and (ii) the other four most highly compensated executive officers of the Corporation (together with the Chief Executive Officer, the "Named Officers").



                                                  Annual Compensation                   Long Term Compensation
                                            ----------------------------------          Awards             Payouts
                                                                                -----------------------    -------
                                                                      Other     Restricted   Securities
                                                                     Annual       Shares     Underlying     LTIP       All Other
                                                                     Compen-      Awards    Options/SARs   Payouts   Compensation
Name and Principal Position          Year  Salary ($)    Bonus ($)  sation ($)    ($)(a)     (#)(b)(f)    ($)(g)(h)     ($)(c)
- ---------------------------------------------------------------------------------------------------------------------------------
Bannus B. Hudson
President
Chief Executive Officer              1994  $602,885      $400,000      $0          $0         40,000         $0         $ 7,171
                                     1993  $583,492         $0         $0          $0         40,000         $0         $ 3,492
                                     1992  $571,214         $0         $0          $0         40,000         $0         $ 3,714

David M. Browne
Executive Vice President
President, Optical Retailing  Group  1994  $400,000 (i)  $400,000      $0          $0         30,000         $0         $11,972
                                     1993  $332,922      $300,000      $0       $ 50,000      30,000         $0         $ 7,922
                                     1992  $320,717      $200,000      $0          $0         25,000         $0         $ 9,417

Noel E. Hord
Executive Vice President
President, Footwear Group (d)        1994  $472,500 (i)  $285,000      $0          $0         25,000         $0         $ 7,578
                                     1993  $549,400 (j)     $0       $54,886    $190,000      50,000         $0         $     0
                                     1992     $0            $0         $0          $0           0            $0         $     0

Michael M. Searles
Executive Vice President
President, Women's Apparel
     Retailing Group (d)             1994  $650,000(e)      $0         $0          $0         25,000         $0         $ 3,306
                                     1993  $592,300 (j)  $500,000    $40,385       $0        100,000         $0         $     0
                                     1992     $0            $0         $0          $0           0            $0         $     0

K. Brent Somers
Executive Vice President
Chief Financial Officer              1994  $331,154 (i)  $250,000      $0          $0         20,000         $0         $ 8,331
                                     1993  $280,000         $0         $0          $0         20,000         $0         $ 4,092
                                     1992  $273,077         $0         $0          $0         12,000         $0         $ 4,364

         (a) As of January 28, 1995, the Corporation had 67,985 restricted Common Shares outstanding with an aggregate value (assuming no restrictions) of $1,385,194. The Named Officers' restricted shareholdings (as of that date) are as follows: Mr. Hudson - 25,000 shares/$509,375; Mr. Browne - 7,985 shares/$162,694; Mr. Hord - 20,000 shares/$407,500; and Mr. Somers - 5,000 shares/$101,875. Dividends are paid to holders of restricted Common Shares. Pursuant to the terms of the Luxottica Merger Agreement, the Board of Directors of the Corporation will adopt resolutions to terminate all restrictions on the restricted Common Shares prior to the Merger (as defined in the Luxottica Merger Agreement).

         (b) The Corporation's 1988 Employee Incentive Plan (the "1988 Plan") does not permit grants of stock appreciation rights. The 1988 Plan (as well as all of the Corporation's other plans under which stock options have been awarded) provides for acceleration of exercisability of options granted thereunder upon the occurrence of certain events constituting a change of control, as described in the 1988 Plan.

         (c) Amounts listed hereunder reflect contributions by the Corporation made to various retirement and deferred compensation plans in which the Named Officers have participated, and the dollar value of insurance premiums paid by the Corporation for the benefit of the Named Officers. Amounts contributed to the Corporation's Salaried Employees Deferred Compensation Plan for the benefit of the Named Officers are as follows: Mr. Hudson - $3,436; Mr. Browne - $3,696; Mr. Hord - $4,620; and Mr. Somers - $5,025. The amount contributed to the LensCrafters Tax Incentive Retirement Savings Plan for the benefit of Mr. Browne was $7,055. The dollar amount of insurance premiums paid for the benefit of the Named Officers are as follows: Mr. Hudson - $3,735; Mr. Browne - $1,221; Mr. Hord - $2,958; Mr. Searles - $3,306; and Mr. Somers - $3,306.

         (d) Messrs. Hord and Searles were first employed by the Corporation in 1993.

         (e) For Mr. Searles, such amount includes a guaranteed payment of $150,000 pursuant to the terms of his employment contract.

         (f) Shares reflected do not include those shares underlying options granted to the Named Officers on March 31, 1995, as follows: Mr. Hudson - 40,000; Mr. Browne - 27,000; Mr. Hord - 23,000; Mr. Searles - 20,000; and Mr.
Somers - 18,000.

         (g) On March 31, 1995, the Board of Directors approved payments to the Named Officers in accordance with the Total Return to Shareholders Plan. The payments, relating to the performance period January 1, 1992 through March 31, 1995, were as follows: Mr. Hudson - $259,000; Mr. Browne - $107,000; Mr. Hord - $118,000; Mr. Searles - $130,000; and Mr. Somers - $77,000. Such payments were made in restricted shares based upon $26.3125 per share (the average of the March 30, 1995 high and low prices of the Corporation's Common Shares on the New York Stock Exchange). These payments are not included in the above table.

         (h) The change in control of the Corporation that is anticipated to occur as a result of the Luxottica Merger Agreement would result in the Named Officers receiving a prorated portion of awards earned under the Total Return to Shareholders Plan for performance periods that have not been completed as of the date of the change in control, as provided in the plan.

         (i) On March 31, 1995, the Board of Directors approved regular annual salary increases for 1995, including increases for Mr. Browne, from $425,000 to $500,000, Mr. Hord, from $515,000 to $540,000, and Mr. Somers, from
$350,000 to $370,000. The timing of the approval and effectiveness of such annual salary increases is consistent with the Corporation's practices in prior years.

         (j) Such amounts include $250,000 and $150,000 of guaranteed incentive bonus payments for Messrs. Hord and Searles, respectively, pursuant to the terms of their employment contracts.

Option/SAR Grants in Last Fiscal Year

         The following information relates to grants of options awarded to the Named Officers in fiscal year 1994 under the Corporation's 1988 Employee Incentive Plan (the "1988 Plan").

                               INDIVIDUAL GRANTS

                         Number of          % of Total
                         Securities        Options/SARs
                         Underlying         Granted to                                           Grant Date
                        Options/SARs       Employees in      Exercise or       Expiration      Present Value
Name                 Granted (#)(a)(d)     Fiscal Year     Base Price (/Sh)        Date         ($)(b)(c)(d)
- ------------------------------------------------------------------------------------------------------------
Bannus B. Hudson           40,000              7.1%            $ 19.06           11/26/04         $238,800
David M. Browne            30,000              5.3%            $ 19.06           11/26/04         $179,100
Noel E. Hord               25,000              4.4%            $ 19.06           11/26/04         $149,250
Michael M. Searles         25,000              4.4%            $ 19.06           11/26/04         $149,250
K. Brent Somers            20,000              3.5%            $ 19.06           11/26/04         $119,400

         (a) Options granted to the Named Officers were granted on May 26, 1994 and first become exercisable on May 26, 1995. All options granted are subject to a vesting schedule, with 25% of the total grant exercisable on the first anniversary of the grant and the remainder exercisable in 25% increments at each anniversary of the grant. In the event of death or disability, outstanding options may be exercised by the optionee or his or her personal representative for a period of one year following such event. In the event of retirement or any other termination, outstanding options may be exercised for a period of three months following such event. All outstanding options automatically vest and become exercisable in the event of an "Event of Acceleration" as defined in the plan, which includes the occurrence of certain events constituting a change of control as described therein. See footnote (c). All options were granted at an exercise price equal to the average of the high and low price on the New York Stock Exchange -- Composite Transactions of the Corporation's Common Shares on the date of grant.

         (b) The estimate of grant date present value in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (1) an exercise price on the options of $19.06, each equal to the fair market value of the underlying Common Shares on the date of grant; (2) option terms of 10.5 years;
(3) interest rates representing the interest rate on U.S. Treasury securities with maturity dates corresponding to that of the option term as of the date of grant; (4) volatility of 38% calculated using daily stock prices for the one-year period prior to the date of grant; (5) dividends at the rate of $0.32 per share representing the annualized dividends paid with respect to a Common Share at the date of grant; and (6) a reduction of approximately 19% to reflect the probability of forfeiture due to termination prior to vesting, and a reduction of approximately 20% to reflect the probability of a shortened option term due to termination of employment prior to the option expiration date. See footnote (c).

         (c) Based on Luxottica's $28 per share purchase price, the value of the options granted to each Named Officer in fiscal year 1994 ($28 per share purchase price, less the option exercise price) is as follows: Mr. Hudson - $357,600; Mr. Browne - $268,200; Mr. Hord - $223,500; Mr. Searles - $223,500;
and Mr. Somers - $178,800. Pursuant to the terms of the Luxottica Merger Agreement and in accordance with the terms of the 1988 Plan, all options will become fully exercisable and vested, and each such option will be cancelled in exchange for a payment equal to the difference between $28 and the exercise price of such option.

         (d) The number of options granted to each Named Officer on March 31, 1995, at an exercise price of $26.25 per share, and the value of such options based on Luxottica's $28 per share purchase price ($28 per share purchase price, less the option exercise price) are as follows: Mr. Hudson - 40,000/$70,000; Mr. Browne - 27,000/$47,250; Mr. Hord - 23,000/$40,250; Mr.
Searles - 20,000/$35,000; and Mr. Somers - 18,000/$31,500. These options were granted in fiscal year 1995. Accordingly, the option grants and their related values are not included in the above table.


Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The following information relates to options to purchase the Corporation's Common Shares granted in fiscal 1994 and prior years under the 1988 Plan, the 1987 Key Personnel Stock Option Plan and the 1983 Key Personnel Stock Option Plan to the Named Officers and held by them at January 28, 1995.

                                                                     Number of                  Value of
                                                                    Securities                Unexercised
                                                                    Underlying                In-the-Money
                                                                    Unexercised             Options/SARs at
                                                                  Options/SARs at              FY-End(c)
                               Shares             Value               FY-End
                             Acquired on        Realized           Exercisable/               Exercisable/
Name                        Exercise (#)         ($)(a)       Unexercisable (#)(b)(e)   Unexercisable ($)(b)(d)(e)
- -----------------------------------------------------------------------------------------------------------------
Bannus B. Hudson                  -                 -             149,500/97,500           $400,785/$453,538
David M. Browne                 2,500            $9,063            61,500/70,000           $231,598/$325,388
Noel E. Hord                      -                 -              12,500/62,500           $135,938/$440,688
Michael M. Searles                -                 -             25,000/100,000           $218,750/$689,125
K. Brent Somers                 2,400            $17,700           44,500/43,500           $148,754/$201,113


         (a) Aggregate market value of the shares covered by the option, less the aggregate price paid by the Named Officer.

         (b) The Common Shares represented by the "Unexercisable" amounts could not be acquired by the respective Named Officer as of January 28, 1995, and future exercisability is subject to continuing employment by the Corporation and incremental vesting for periods up to four years, depending upon the individual Named Officer, subject to acceleration for retirement, death, disability or in the event of a change in control (as defined in the respective plans). Pursuant to the terms of the Luxottica Merger Agreement and in accordance with the terms of the plans, all options will become fully exercisable and vested, and each such option will be cancelled in exchange for a payment equal to the difference, if any, between $28 and the exercise price of such option.

         (c) Amounts reflecting gains on outstanding options based upon the closing price of the Corporation's Common Shares on January 27, 1995, the last trading day of the fiscal year.

         (d) Based on Luxottica's $28 per share purchase price, the value of the options held by each Named Officer at the end of fiscal year 1994 ($28 per share purchase price, less the option exercise price) is as follows (exercisable/unexercisable): Mr. Hudson - $1,206,366/$1,196,975; Mr. Browne - $650,666/$859,138; Mr. Hord - $231,250/$917,250; Mr. Searles -
$409,375/$1,451,625; and Mr. Somers - $448,759/$532,800.

         (e) The number of options granted to each Named Officer on March 31, 1995, at an exercise price of $26.25 per share, and the value of such options based on Luxottica's $28 per share purchase price ($28 per share purchase price, less the option exercise price) are as follows: Mr. Hudson - 40,000/$70,000; Mr. Browne - 27,000/$47,250; Mr. Hord - 23,000/$40,250; Mr.
Searles - 20,000/$35,000; and Mr. Somers - 18,000/$31,500. These options were granted in fiscal year 1995. Accordingly, the option grants, none of which are currently exercisable, and their related values are not included in the above table.

Long-Term Incentive Plans - Awards in Last Fiscal Year

         On July 29, 1994, the Board of Directors of the Corporation adopted the Total Return to Shareholders Plan (the "TRS Plan") to replace the Corporation's Key Executive Long-Term Incentive Program (the "LTI Program"). Under the TRS Plan, beginning in 1994 and for each year thereafter, a 39-month performance period will be established, and for each performance period a target award will be determined for each participant in the TRS Plan. The target award generally will be based upon median competitive levels for long-term incentive opportunities, as determined by the Compensation Committee of the Board of Directors. At the end of each 39- month period, the total return for that period (share price appreciation plus reinvested dividends) for an investment in Common Shares of the Corporation will be compared with a similar investment in the shares of a designated peer group of corporations. Awards will then be made to participants based on the Corporation's ranking in the peer group, ranging from 50% of the participant's target award if the Corporation is in the 40th percentile to 200% of a participant's target award if the Corporation is in at least the 90th percentile. No awards will be made if the Corporation's ranking in the peer group is below the 40th percentile. All awards under the TRS Plan will be in cash or in Common Shares, which will be restricted and subject to forfeiture if the participant terminates his or her employment during the three-year period following the award. The Plan also provides for payouts in the event of a change in control of the Corporation. A transition plan is in effect whereby executives may earn prorated awards based on total share price appreciation for the 39-month periods ending at the close of the first calendar quarters in 1995 and 1996. The LTI Program will be phased out during this transition period.

         On April 21, 1995, the Board of Directors adopted a restatement of the TRS Plan that clarified certain of its terms and provisions by the addition of various details and explanatory material. In particular, the restatement included a description of the Compensation Committee's authority to administer and modify the plan, to select participants and to establish target awards; definitions of certain key terms used in the plan; a list of the 21 companies included in the Corporation's peer group (which is the same list used for purposes of its annual proxy statement); procedures by participants for the designation of beneficiaries; a designation of dates on which values are to be determined; an explanation of the consequences of termination of employment under various circumstances, including normal retirement, disability and death; automatic adjustment of the number of restricted Common Shares subject to an award in the case of stock splits, reorganizations and other fundamental changes in the structure of the Corporation; and reservation of the Corporation's right to register and/or qualify the Common Shares under federal or state securities laws if such registration and/or qualification is deemed necessary. The restatement also made it clear that the "change in control" definition used in the TRS Plan is similar to those used in the Corporation's Severance Agreements and in the Corporation's Economic Bridge Program; that in the event of a change in control as to any participant, such participant will be entitled to a prorated number of Common Shares or cash earned under performance periods that have not been completed at the time such change in control occurs; and that Common Shares previously awarded to that participant will be unrestricted.

         No payouts were made in fiscal 1994 under the LTI Program. The following information relates to long-term incentive awards made to the Named Officers in fiscal 1994 under the TRS Plan. See footnote (c) for payments made to the Named Officers approved on March 31, 1995.


                       Number of           Performance                     Estimated Future Payouts
                     Shares, Units           or Other             Under Non-Stock Price-Based Plans(d)
                        or Other           Period Until      ----------------------------------------------------
                     Rights Awarded       Maturation or         Threshold          Target            Maximum
Name                   ($)(a)(b)            Payout (d)             ($)               ($)             ($)(c)
- -------------------------------------------------------------------------------------------------------------
Bannus B. Hudson        $129,000     1/1/92 through 3/31/95     $ 65,000          $129,000           $259,000
                        $259,000     1/1/93 through 3/31/96     $129,000          $259,000           $517,000
                        $388,000     1/1/94 through 3/31/97     $194,000          $388,000           $776,000


David M. Browne         $ 53,000     1/1/92 through 3/31/95     $ 27,000          $ 53,000           $107,000
                        $107,000     1/1/93 through 3/31/96     $ 53,000          $107,000           $213,000
                        $160,000     1/1/94 through 3/31/97     $ 80,000          $160,000           $320,000


Noel E. Hord            $ 59,000     1/1/92 through 3/31/95     $ 29,000          $ 59,000           $118,000
                        $118,000     1/1/93 through 3/31/96     $ 59,000          $118,000           $235,000
                        $176,000     1/1/94 through 3/31/97     $ 88,000          $176,000           $352,000


Michael M. Searles      $ 65,000     1/1/92 through 3/31/95     $ 32,000          $ 65,000           $130,000
                        $130,000     1/1/93 through 3/31/96     $ 65,000          $130,000           $259,000
                        $194,000     1/1/94 through 3/31/97     $ 97,000          $194,000           $388,000


K. Brent Somers         $ 39,000     1/1/92 through 3/31/95     $ 19,000          $ 39,000           $ 77,000
                        $ 77,000     1/1/93 through 3/31/96     $ 39,000          $ 77,000           $155,000
                        $116,000     1/1/94 through 3/31/97     $ 58,000          $116,000           $232,000


         (a) Amounts represent the dollar value of potential target payouts which, if earned, will be made following the end of the performance period indicated. At the end of each performance period, the Compensation Committee will approve the payout earned for such period, and will make such payout in cash or the dollar value of the payout will be converted to restricted Common Shares based upon the average of the high and low price of the Corporation's Common Shares on the New York Stock Exchange on the trading day preceding the day of such approval. All restrictions on such restricted Common Shares will lapse after three years. Additionally, the TRS plan provides for payouts in the event of a change in control. See footnote (d).

         (b) In this initial year of transition from the LTI Program to the TRS Plan, a target award was set for the "initial performance period" (the performance period ending March 31, 1997) and the two "transitional performance periods" (the two performance periods ending March 31, 1995 and March 31, 1996), with the target awards for the transitional performance periods being set at 33% and 67% of the initial performance period target award, respectively. The remaining portion of each participant's target award for the transitional performance periods will be earned in accordance with the LTI Program, which is being phased out.

         (c) On March 31, 1995, the Board of Directors approved payments to the Named Officers in accordance with the Total Return to Shareholders Plan. The payments, relating to the performance period

January 1, 1992 through March 31, 1995, were as follows: Mr. Hudson - $259,000; Mr. Browne - $107,000; Mr. Hord - $118,000; Mr. Searles - $130,000; and Mr.
Somers - $77,000. Such payments were made in restricted shares based upon $26.3125 per share (the average of the March 30, 1995 high and low prices of the Corporation's Common Shares on the New York Stock Exchange). Following is the value of these restricted shares based on Luxottica's $28 per share price: Mr. Hudson - $275,000; Mr. Browne - $114,000; Mr. Hord - $125,000; Mr. Searles -
$138,000; and Mr. Somers - $82,000.

         (d) The change in control of the Corporation that is anticipated to occur as a result of the Luxottica Merger Agreement would result in the Named Officers receiving a prorated portion of awards earned under the Total Return to Shareholders Plan for performance periods that have not been completed as of the date of the change in control, as provided in the Plan.


Pension and Retirement Supplemental Income Plans

         For many years the Corporation has maintained several pension and profit sharing plans for the benefit of its employees. Prior to 1995, employees of the Footwear, Optical Retailing and Corporate Center Groups were included in a traditional defined benefits pension plan which, upon retirement, provided a monthly benefit based on compensation and years of service. Employees of the Women's Specialty Retailing Group were covered under a profit sharing plan.

         Beginning in January 1995, the Corporation adopted a single, simplified pension plan that covers all employees, other than those covered by the hourly pension plans of the Footwear Group. Effective January 1, 1995, benefits under the U.S. Specialty Retailing Division Profit Sharing Plan for eligible employees of the Women's Specialty Retailing Group were frozen and participants in such plan became eligible to participate in The United States Shoe Corporation Pension Plan (formerly the Salaried Employees Pension Plan) (the "Pension Plan").

         Effective January 1, 1995, the method for calculating benefit accruals under the Pension Plan was changed from a final average pay formula to a cash balance formula for eligible associates other than those in the Footwear Group. Accordingly, the method for calculating benefit accruals for Mr. Hord is a final average pay formula, whereas the method for the remaining Named Executive Officers is a cash balance formula. Under the cash balance formula, each quarter participants receive a benefit credit equal to a percentage of their annualized quarterly compensation based upon their years of service as follows:
1 to 4 years of service, 1.375%; 5 to 14 years of service, 1.8125%; and 15 or more years of service, 2.5%. The cash balance account also is credited with assumed "earnings" each quarter at a rate equal to 1% over the average 90-day Treasury Bill rate. Each participant's initial cash balance will be equal to the present value of such participant's accrued benefit as of December 31, 1994. Participants who have attained age 50 and completed a minimum of 10 years of service as of January 1, 1995 may receive additional benefit credits based on the participant's age and years of service with the Corporation.

         The Corporation also provides a non-qualified Supplemental Executive Salaried Employees Benefit Plan (the "Supplemental Employees Benefit Plan") which recognizes retirement benefits for compensation in excess of limits imposed under the Pension Plan pursuant to the Internal Revenue Code. The estimated annual benefits (under both plans) payable upon retirement at normal retirement age (as defined in the Pension Plan and the Supplemental Executive Salaried Employees Benefit Plan) for each of the Named Officers is as follows:
Mr. Hudson-$240,000; Mr. Browne-$272,000; Mr. Hord-$104,000; Mr.
Searles-$173,000, and Mr. Somers-$211,000. On April 21, 1995, the Board of Directors adopted amendments to the Supplemental Employees Benefit Plan to provide, in the case of active or retired Corporate Center Group employees (including Mr. Hudson and Mr. Somers), for a lump sum payout of the present value of each such employee's accrued benefit under the Supplemental Employees Benefit Plan immediately prior to the Merger.

Director Compensation

         Directors who are not employees of the Corporation ("Outside Directors") are paid directors' fees for their services at the rate of $25,000 per year each, as well as attendance fees of $750 per meeting for service on certain committees. Directors who chair committees receive an additional annual fee of $3,000. Total payments to such directors for the Corporation's last fiscal year amounted to $288,000. The Corporation has agreed to pay Charles S. Mechem, Jr., Chairman of the Board of Directors, $125,000 annually for his services as a part-time employee in lieu of his annual retainer.

         In addition to such payments, since 1985, Outside Directors have received stock options under the 1985 Outside Directors Stock Option Plan (the "1985 Director Plan"), which terminated on May 31, 1990, and under the 1991 Outside Directors Stock Option Plan (the "1991 Director Plan"). Mr. Mechem is not eligible to participate in the 1991 Director Plan because of his part-time employee status with the Corporation.

Under the 1991 Director Plan an option is granted automatically on each annual meeting date, as long as the Plan is in effect, to each Outside Director who continues in office after such annual meeting, to purchase 2,000 Common Shares (subject to adjustment as described below); such grants are further subject to the limit on the maximum number of Common Shares that can be issued or transferred pursuant to the exercise of options under the 1991 Director Plan. In no event will an Outside Director be granted options to purchase, in the aggregate, more than 20,000 Common Shares under the 1991 Director Plan (subject to adjustment for changes in the Corporation's capitalization, such as a stock split, stock dividend, recapitalization, consolidation or similar change that affects equity interests in the Corporation).

        Each option granted to an Outside Director under the 1991 Director Plan has an exercise price equal to the fair market value of the shares subject to the option (determined at the time the option is granted). Options may be exercised by payment to the Corporation of the exercise price in cash or in Common Shares already owned by the optionee. No stock option granted under the 1991 Director Plan may be exercised more than ten years from the date the option is granted. Each option granted to an Outside Director will be exercisable for one-third of the shares subject to the option after one year from the date of grant and for an additional one-third of the shares after each successive one-year period. Such right to exercise is cumulative. A Director to whom an option is granted under the 1991 Director Plan may not, during his or her lifetime, transfer the option to any other person. The 1991 Director Plan also provides that upon the occurrence of certain events constituting a change in control, as defined in the 1991 Director Plan, any unexercised or partially exercised options will become immediately exercisable, and will remain exercisable for as long as they would be otherwise exercisable. The 1985 Director Plan was substantially similar to the 1991 Director Plan, and options granted under the 1985 Director Plan are subject to similar terms and conditions as those granted under the 1991 Director Plan. Pursuant to the terms of the Luxottica Merger Agreement and in accordance with the terms of the plans, all options will become fully exercisable and vested, and each such option will be cancelled in exchange for a payment equal to the difference, if any, between $28 and the exercise price of such option.

         During the Corporation's last fiscal year, options to purchase 18,000 shares were granted to Outside Directors at an exercise price of $19.06 under the 1991 Director Plan. During fiscal 1994, 6,000 options were exercised under the 1985 Director Plan and 3,999 shares were exercised under the 1991 Director Plan. Options to purchase 105,326 shares currently are exercisable under the 1985 Director Plan and the 1991 Director Plan.

        On February 2, 1995, the Board of Directors approved the adoption of a new retirement plan for Directors who are not employees of the Corporation (the "Retirement Plan for Outside Directors"). Under this Plan, a member of the Board of Directors who retires with five or more years of service as a director will receive a quarterly retirement benefit commencing at age 72 (or if later, when such Director retires) and payable for life equal to the quarterly retainer paid to Outside Directors immediately prior to the retirement of the Director. Payments under this Plan terminate upon the death of the Director. On April 21, 1995, the Board of Directors (including by the unanimous vote of the Directors who are not eligible to participate in the Retirement Plan for Outside Directors) approved amendments to the Plan to provide for its termination immediately prior to the Merger and the payment of a lump sum to each participant in such Plan which is the actuarial equivalent of such participant's accrued benefit under the Retirement Plan for Outside Directors.

        Mr. Mechem, the Chairman of the Board of the Corporation, is not eligible to participate in the Retirement Plan for Outside Directors or in the 1991 Director Plan because of his part-time employee status with the Corporation. However, as a part-time employee, Mr. Mechem was granted options
(i) on April 23, 1993 under The United States Shoe Corporation 1983 Key Personnel Stock Option Plan to purchase 10,000 Common Shares at an exercise price of $10.56 per Common Share, (ii) on May 26, 1994 under the 1988 Plan to purchase 10,000 Common Shares at an exercise price of $19.06 per Common Share, and (iii) on March 31, 1995 under the 1988 Plan to purchase 10,000 Common Shares at an exercise price of $26.25 per Common Share.

        The Corporation also maintains The United States Shoe Corporation Deferred Compensation Plan for Non-Management Directors (the "Deferred Compensation Plan"). Pursuant to the terms of the Deferred Compensation Plan, a Director may elect to defer payment of his or her directors' fees. Upon a Director's termination of service, the Corporation will distribute to such Director the deferred compensation to which he or she is entitled in cash in a lump sum or, at the Director's election, in quarterly installments, the amount payable to be based on sums available from assumed investments in Common Shares, other securities or cash. On April 21, 1995, the Board of Directors took action to terminate the Deferred Compensation Plan effective upon the Merger. Upon termination of the Deferred Compensation Plan, the Corporation will, pursuant to the terms of the Deferred Compensation Plan, distribute the deferred compensation account balances to Mr. Anderer and Mr. Kellar, the two Directors on behalf of whom such accounts are currently maintained.

Employment Contracts, Termination of Employment and Change in Control
Arrangements

The Corporation has entered into employment contracts with certain of its executives, including all of the Named Officers. Generally, such contracts have terms of three to five years (with automatic renewals) and require the payment of salaries at certain minimum levels during their respective terms. The Named Officers' current annual salaries are set forth in the Summary Compensation Table above. Some of the contracts also provide for front-end payments of cash, options and/or restricted stock.

         The employment contracts permit either the officer or the Corporation to terminate the employment relationship by providing written notice of termination not less than a specified time prior to the respective contract's automatic renewal date -- generally, six months. The contracts also permit the individual officers to terminate their respective contracts upon shorter notice under certain circumstances -- generally, if the Corporation changes the officer's assignment to a position of lesser responsibility or if the Corporation experiences a "change of control." In any such event the Corporation has agreed to pay a termination payment equivalent to the officer's current annual salary, payable in monthly installments over a one-year period (in the case of the Chief Executive Officer, the payment is equivalent to twice his current salary, payable over a two-year period). If the officer dies or becomes disabled while employed under the contract, the Corporation will pay him or his beneficiary twice the amount of his then current salary in monthly installments over a ten-year period.

         The Named Officers' employment contracts have current terms ending on the following dates and require payment of the minimum annual salaries indicated: Mr. Hudson, July 31, 1998, $650,000; Mr. Browne, December 31, 1996, $425,000; Mr. Hord, May 31, 1997, $450,000; Mr. Searles, March 31, 1996,
$500,000; and Mr. Somers, March 31, 1996, $280,000. Mr. Hord's employment contract provides for annual incentive payments in fiscal years 1993 through 1996 in an amount equal to 1.5% of the annual operating income (after capital costs) of the Footwear Group with a minimum payment of $250,000 in each of the fiscal years 1993 through 1995. Mr. Searles' employment contract provides for annual incentive payments in fiscal years 1993 through 1995 in an amount equal to 0.7% of the annual operating income (after capital costs) of the Women's Apparel Retailing Group with a minimum payment of $150,000 in each of the fiscal years 1993 and 1994.

         The Corporation also has provided Severance Compensation Agreements to seventeen of its present senior executives, including all of the Named Officers. On September 23, 1994, the Board of Directors approved the entry by the Corporation into Amended and Restated Severance Compensation Agreements (each, a "Severance Compensation Agreement") with the senior executives of the Corporation for the stated purpose of reinforcing and encouraging the continued attention and dedication of members of the Corporation's management to their assigned duties in the event of a Change in Control (as defined in the Severance Compensation Agreements) of the Corporation. The terms of all such agreements, as amended, are identical.

         The Severance Compensation Agreements provide certain payments and benefits to executives whose employment is terminated within two years after a Change in Control. No payments or benefits will be made if the termination occurs for cause or is due to the executive's retirement, death, or disability. In the event of a compensated termination of an executive before the expiration of two years following a Change in Control, the executive will be paid the following: (i) all salary due to the date of termination; (ii) unused vacation pay; (iii) a prorated share of the executive's Annual Bonus Target (as defined in the Severance Compensation Agreements) under the Corporation's annual incentive cash bonus plan; (iv) a prorated share of the executive's TRS Bonus Target (as defined in the Severance Compensation Agreements) under the Total Return to Shareholders Plan; and (v) an amount equal to three times the sum of the executive's annualized base salary and Annual Bonus Target, reduced by amounts payable to the executive under clauses (ii), (iii) and (iv) above and provided further that the amounts described above would be further reduced if the Net After Tax Amount (as defined in the Severance Agreements) received by the executive would be increased by such a reduction because such reduced amounts would not be subject to the excise tax on "excess parachute payments" imposed by Section 4999 of the Internal Revenue Code of 1986. Such amount will be paid in a lump sum on the 10th day after the date of termination.

         In addition to the payments described, the Corporation also has agreed to maintain for the Named Officers all medical, health and accident, and life insurance, as well as any disability plans, to which he or she was entitled immediately prior to termination. The coverage will remain in effect for the earlier of two years after termination or until the executive begins full- time employment with a new employer. The executive has no obligation to mitigate benefits or payments owed by the Corporation by seeking employment before the end of the two-year period.

         The Severance Compensation Agreements do not reduce any other contractual rights an executive may have under the Corporation's Economic Bridge Program (as defined below), but payments under the Severance Compensation Agreements are in lieu of, and not in addition to, any payments to which an executive would be entitled under the Economic Bridge Program. Any successor to or assignee of the Corporation will be required to assume the obligations of the Severance Compensation Agreements, including the payment of all legal fees and expenses incurred by executives as a result of the Corporation contesting certain aspects of the Agreements.

         Trusts formed for the purpose of ensuring payment of all amounts due under the Severance Compensation Agreements have been implemented with PNC Bank, Ohio, National Association, Cincinnati, Ohio, serving as Trustee. An amount equal to the aggregate amount payable under each of the Severance Compensation Agreements has been paid into the corresponding trust as a result of the tender offer by Luxottica Group S.p.A. on March 3, 1995.

         On February 2, 1995, the Board of Directors adopted revisions to The United States Shoe Corporation Economic Bridge Program for employees of the Corporation (as supplemented and amended, the "Economic Bridge Program"). The Economic Bridge Program provides a salary bridge benefit and continuation of group medical, dental and life insurance benefits upon an involuntary termination of employment under stated circumstances, or upon voluntary termination of employment after a "change in control" (as defined in the Economic Bridge Program) if the covered employee is not offered comparable employment and coverage under a comparable economic bridge program after the change in control. The amount of the salary bridge benefits for executive officers generally is equal to 36 weeks of base salary plus one week of base salary for each year of service with the Corporation plus one week of base salary for each year of age over age 40, not to exceed 64 weeks total. If an eligible employee's employment ends at or within two years after a change in control has occurred, the amount of the salary bridge benefits for executive generally is equal to 48 weeks of base salary plus two weeks of base salary for each year of service with the Corporation plus one week of base salary for each year of age over age 40, not to exceed 78 weeks total. Group medical, dental and life insurance benefits are provided for the number of weeks for which salary bridge benefits are payable. Individuals with Severance Compensation Agreements are subject to provisions in such agreements which provide that any payments under the Severance Compensation Agreements will be in lieu of and not in addition to any payment to which the individual would otherwise be entitled under the Economic Bridge Program in the event of a change in control, as defined in the Economic Bridge Program.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

OVERVIEW AND PHILOSOPHY

         The Compensation Committee of the Board of Directors (the "Committee") is responsible for developing principles, policies and programs relating to the compensation of the Corporation's executives and recommending such principles, policies and programs to the Board of Directors. In addition, the Committee recommends to the Board of Directors the compensation to be paid to the Chief Executive Officer and, with advice from the Chief Executive Officer, to each of the other executive officers of the Corporation, including the officers named in the Summary Compensation Table (the "Named Officers"). The Corporation's executive compensation program is designed to:

- --       Provide compensation arrangements that will assist the Corporation in attracting, retaining and motivating better- performing executives.

- --       Provide a direct link between executive compensation and the interests of the Corporation's shareholders by tying a significant portion of each executive's compensation to the performance of that executive's business group and to the price performance of the Corporation's Common Shares.

- --       Provide top performers with opportunities to earn compensation at levels within the top quartile of ranges offered by companies of similar size, business characteristics and complexity, and with which the Corporation competes for executive talent (the "Comparison Framework").

- --       Assist executives in achieving and maintaining desired levels of Common
         Share ownership through stock option and restricted share awards.
         Desired levels of Common Share ownership are the following amounts
         (based on market value of the Common Shares): Chief Executive Officer, three times annual salary; senior executives, two times annual salary; and other executives of the Corporation, same as annual salary.

         The Committee strives to establish total compensation levels that are competitive with companies in the Comparison Framework. When establishing total compensation levels, the Committee examines the practices of those companies included in the Corporation's "peer group" for stock price performance and the practices of other retailing and specialty retailing companies. In addition, the Committee works with compensation consultants to ensure that the Committee's analysis of compensation levels is supported by survey data and other indicia of comparability.

         The Committee is composed of four non-employee directors of the Corporation. No member of the Committee has any insider or interlocking relationship with the Corporation, as those terms are defined by applicable rules and regulations of the Securities and Exchange Commission.

COMPENSATION OF EXECUTIVE OFFICERS

        Compensation packages include base salaries, annual incentive cash bonuses, stock option awards, restricted share awards and long- term incentive payouts. Incentive compensation includes bonuses, stock options, restricted share awards and long-term incentive payouts and may represent between one-third and two-thirds of an executive officer's potential annual compensation, depending upon the executive's position. The portion of an executive officer's total compensation that is incentive compensation increases with the level of responsibility of the executive officer.

BASE SALARIES

         The Committee generally seeks to establish base salaries at levels that are competitive with the median levels of base salaries for executives with similar roles and responsibilities at companies within the Comparison Framework. In making salary increase decisions each year, the Committee primarily considers
(a) each executive's individual performance compared with the Committee's expectations regarding that performance and (b) each executive's salary relative to the mid-point of that executive's salary range, which represents the median salary level of executives with similar roles and responsibilities at companies within the Comparison Framework. All of the Named Officers have written employment agreements with terms of three to five years, subject to extension by agreement of the parties. See "Employment Contracts, Termination of Employment and Change in Control Arrangements." Such agreements establish minimum base salaries.

         In fiscal 1994, David M. Browne, President of the Optical Retailing Group, received a salary increase from $325,000 to $425,000, Noel Hord, President of the Footwear Group, received a salary increase from $450,000 to $515,000, and K. Brent Somers, Chief Financial Officer, received a salary increase from $280,000 to $350,000. These salary increases were based on each executive's strong individual performance compared with the Committee's expectations. Additionally, the Committee's recommendations with respect to Messrs. Browne and Somers were intended to adjust their respective salaries to levels competitive with those of executives with similar roles and responsibilities at companies within the Comparison Framework.

ANNUAL INCENTIVE CASH BONUSES

         The Committee administers an annual incentive cash bonus program for executive officers, as well as for other management employees. Each year the Committee recommends to the Board of Directors individual and aggregate target cash bonus amounts for executive officers that reflect approximate median levels of bonuses for executives with similar roles and responsibilities at companies within the Comparison Framework. The program is structured to pay minimum bonuses if the pertinent business group (or groups) meets its threshold annual operating income goal. Median bonuses are paid if the business group (or groups) meets its targeted operating income goal, and larger bonuses are paid if the business group (or groups) exceeds its operating income goal. Generally, bonuses are not paid if the business group (or groups) fails to achieve its threshold operating income goal; however, the Committee retains discretion to award annual incentive cash bonuses based on exceptional individual performance that is related to performance considerations other than financial.

         In fiscal 1994, an incentive award formula was established at the beginning of the year for each business group within the Corporation based on the operating income results of such business group; that formula included threshold, target and maximum levels. A similar incentive award formula, which also included threshold, target and maximum levels, was established for individuals in the Corporate Center

Group based on the operating income results of each of the Corporation's three business groups. In fiscal 1994, Mr. Browne received a cash bonus above his target award amount reflecting the facts that the Optical Retailing Group significantly exceeded its targeted operating income goal and reflecting his strong individual performance. Mr. Somers received a cash bonus in fiscal 1994 above his target award amount reflecting the fact that the Optical Retailing Group significantly exceeded its target operating income results and the Footwear Group met its target operating income and reflecting his strong individual performance.

         Pursuant to the terms of his employment contract, Mr. Hord received an incentive cash bonus based upon 1.5% of the operating income (after capital costs) of the Footwear Group and his strong individual performance. Based on the financial performance of the Women's Specialty Retailing Group, Mr. Searles did not receive a performance based incentive bonus; he did, however, receive a guaranteed payment of $150,000 pursuant to the terms of his employment contract.

OPTION GRANTS AND RESTRICTED SHARE AWARDS

         Grants of options and awards of restricted shares are made to executive officers pursuant to The United States Shoe Corporation 1988 Employee Incentive Plan (the "1988 Plan"). Option grants are designed to align the long-term interests of the Corporation's executives with those of the Corporation's shareholders. Additionally, option grants provide a favorable mechanism through which the Corporation's executives can achieve equity ownership in the Corporation.

         The size of an option grant is based on the executive's level of responsibility and the Committee's expectations regarding the executive's future contribution to the Corporation. The size of the grant, when combined with the executive's Total Return to Shareholders Plan and Key Executive Long-Term Incentive Plan opportunity, as set forth below, is designed to provide a median level of long-term incentive opportunity when compared to such opportunities for executives with similar roles and responsibilities at companies within the Comparison Framework. Options are granted at an exercise price equal to the average of the high and low stock price of the Corporation's Common Shares on the date of grant. Options have a 10.5-year term with vesting occurring in equal increments over the first four years of that term. Options are forfeited three months after the recipient leaves the employ of the Corporation and expire one year after retirement, death or disability of the recipient.

          It has been the Committee's practice to award stock options to executive officers early each fiscal year to provide competitive compensation opportunities. In fiscal 1994, the Committee granted options to each of the Named Officers based on the level of responsibility of each and the Committee's expectation of that officer's future contribution to the Corporation.

         The Committee also recommends awards of restricted Common Shares under the 1988 Plan. Such awards are made to executives who demonstrate superior performance or potential. The restrictions on such shares lapse on the basis of continued employment of the executive by the Corporation. No restricted shares were awarded to any Named Executive Officer in fiscal 1994.

LONG-TERM INCENTIVE PLAN

         On July 29, 1994, the Board of Directors adopted the Total Return to Shareholders Plan (the "TRS Plan") to replace the Corporation's Key Executive Long-Term Incentive Plan (the "LTI Plan"). Beginning in 1994, a thirty-nine month performance period will be established each year under the TRS Plan, and for each performance period a target award will be determined for each participant in the TRS Plan. Generally, such target awards are based upon median long-term incentive opportunities at companies within the Comparison Framework. At the end of each performance period the total return during that period (share price appreciation plus reinvested dividends) on a hypothetical investment in Common Shares will be compared with a similar investment in the shares of companies in the "peer group," as set forth in "Shareholder Return Performance Information." Awards will be made to participants based on the Corporation's ranking in the "peer group", ranging from 50% of a participant's target award if the Corporation is at the 40th percentile to 200% of a participant's target award if the Corporation is at or above the 90th percentile. No awards will be made if the Corporation's ranking is below the 40th percentile. All awards under the TRS Plan, as determined by the Committee, will be in cash or in Common Shares, which will be restricted and subject to forfeiture if the participant terminates employment during the three-year period following the award. The TRS Plan also provides for the payout of awards in the event of a change in control.

         A transition plan is in effect whereby executives may earn prorated awards based on total share price appreciation for the performance periods covering January 1, 1992 through March 31, 1995, and January 1, 1993 through March 31, 1996. The LTI Plan will be phased out during this transition period.

         In fiscal 1994, target awards were determined for each of the Named Officers for the performance periods covering January 1, 1992 through March 31, 1995, January 1, 1993 through March 31, 1996, and January 1, 1994 through March 31, 1997. No awards were made under the Corporation's LTI Plan in fiscal 1994.

COMMITTEE'S POLICY ON SECTION 162(M)

         It is the policy of the Corporation to structure its executive compensation plans in a manner intended to enhance shareholder value. Whenever possible, implementation of this strategy will include taking advantage of applicable provisions of the Internal Revenue Code, including Section 162(m), regarding deductible compensation expenses. However, the Compensation Committee recognizes the need to retain discretion to compensate executives in a manner that is in the best interests of the Corporation and its shareholders, even if that practice results in a nondeductible expense. In fiscal 1994 tax deductions lost by the Corporation by reason of Section 162(m) were not material.

CHIEF EXECUTIVE OFFICER COMPENSATION

         Mr. Hudson's compensation is recommended by the Committee to the Board of Directors. In fiscal 1993, the Committee did not increase Mr. Hudson's base salary and, in early fiscal 1994, delayed consideration of a salary increase to Mr. Hudson until the results of the Corporation's organization restructuring were better known. In November 1994, the Committee awarded a salary increase to Mr. Hudson, from $580,000 to $650,000, based on the Corporation's improved performance and Mr. Hudson's individual performance, as determined by the Committee, in comparison with the Committee's expectations. Mr. Hudson received a bonus for fiscal 1994, above his target award amount, based on the Corporation's improved operating income and stock price performance and the Board's assessment of Mr. Hudson's individual performance. The Committee awarded stock options to Mr. Hudson based on the Committee's expectation of Mr. Hudson's continued and future contribution to the Corporation. Additionally, in fiscal 1994, Mr. Hudson's target awards were determined pursuant to the terms of the TRS Plan.

The Compensation Committee:
Joseph H. Anderer, Chairman
Philip E. Beekman
Thomas Laco
Phyllis S. Sewell

Shareholder Return Performance Information

         The following table compares the cumulative total shareholder return on the Corporation's Common Shares over a five-year period with the cumulative total return of the Standard & Poor's 500 Stock Index (the "S&P 500") and a "peer" index composed of twenty-one companies* for the same period. The table assumes an investment of $100 in the Corporation's Common Shares and each index on February 3, 1990, and reinvestment of all dividends.


                     February          January           January           January          January          January
Fiscal Year             1990            1991              1992              1993             1994             1995
- -----------             ----            ----              ----              ----             ----             ----
S&P 500                 $100            $108              $133              $147             $166             $167
Peer Group              $100            $115              $154              $161             $146             $124
U.S. Shoe               $100            $ 57              $ 72              $ 68             $ 74             $121





*The companies composing this group are Ann Taylor Stores Corp.; Baker (J.), Inc.; Brown Group, Inc.; Burlington Coat Factory Warehouse Corp.; Charming Shoppes, Inc.; Clothestime, Inc.; Dayton Hudson Corp.; Dress Barn, Inc.; Edison Brothers Stores, Inc.; Gantos, Inc.; Gap, Inc.; Genesco, Inc.; The Limited, Inc.; May Department Stores Co.; Melville Corp.; Merry-Go-Round Enterprises, Inc.; Nordstrom, Inc.; Petrie Stores Corporation; Stride Rite Corp.; TJX Companies, Inc.; and Woolworth Corporation. None of these companies offers a range of products and services identical to the Corporation, although each is, like the Corporation, a major footwear manufacturer and/or clothing retailer. The returns of each company have been weighted according to their respective stock market capitalization for purposes of arriving at a group average.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information, as of April 20, 1995 (unless a different date is specified in the notes to the table), with respect to (a) each person known by the Board of Directors of the Corporation to be the beneficial owner of more than 5% of the Corporation's outstanding Common Shares,
(b) each current director of the Corporation, (c) each of the Named Officers (as defined herein) and (d) all directors and executive officers of the Corporation as a group:

                                   Amount and nature           Shares subject to
                                     of beneficial            options exercisable              Percent of
     Shareholder                     ownership (a)              within 60 days                 class (b)
- ----------------------            -------------------        --------------------           ----------------
Mellon Bank Corporation               4,678,000  (c)                                             10.1%
One Mellon Bank Center
Pittsburgh, Pennsylvania  15258

The Prudential Insurance              3,168,000  (d)                                              6.8%
  Company of America
Prudential Plaza
Newark, New Jersey  07102

Sasco Capital, Incorporated           2,971,200  (e)                                              6.4%
10 Sasco Hill Road
Fairfield, Connecticut  06430

Leon G. Cooperman                     2,678,100  (f)                                              5.8%
c/o Omega Advisors, Inc.
88 Pine Street
Wall Street Plaza, 31st Floor
New York, New York  10005

Joseph H. Anderer                        28,308                  13,999                              *
Philip E. Beekman                         4,999                   2,000                              *
David M. Browne                         103,910  (g)(h)(i)       87,750                              *
Gilbert Hahn, Jr.                        28,999                  25,999                              *
Noel E. Hord                             61,219  (g)(i)          31,250                              *
Roger L. Howe                            18,999                   3,999                              *
Bannus B. Hudson                        242,778  (g)(i)         187,000                              *
Lorrence T. Kellar                       21,005                  13,999                              *
Albert M. Kronick                        41,999  (h)             22,000                              *
Thomas Laco                              48,799  (h)              5,999                              *
Charles S. Mechem, Jr.                   36,500                  24,000                              *
John L. Roy                              37,999                  25,999                              *
Michael M. Searles                       67,175  (i)             56,250                              *
Phyllis S. Sewell                        11,999                   5,999                              *
K. Brent Somers                          71,810  (h)(i)          60,000                              *

All directors and executive
officers as a group (20 persons)      1,004,804  (g)(h)(i)      728,683                           2.1%

*Percent of class is less than 1%

         (a) The Securities and Exchange Commission has defined "beneficial owner" of a security to include any person who has or shares voting power or investment power with respect to any such security or who has the right to acquire beneficial ownership of any such security within 60 days. Unless otherwise indicated, (i) the amounts owned reflect direct beneficial ownership, and (ii) the person indicated has sole voting and investment power. Amounts shown include the number of Common Shares subject to outstanding options under the Corporation's stock option plans that are exercisable within 60 days.

         (b) The percentages shown are calculated on the basis that outstanding shares include Common Shares subject to outstanding options under the Corporation's stock option plans that are exercisable by directors and officers within 60 days.

         (c) Mellon Bank Corporation, on behalf of itself and its direct or indirect subsidiaries, Boston Safe Deposit and Trust Company, Mellon Bank, N.A., Mellon Capital Management Corporation, The Boston Company Advisors, Inc., The Boston Company Asset Management, Inc. and The Dreyfus Corporation, has reported (in Amendment No. 3 to a Schedule 13G dated March 8, 1995 and filed with the Securities and Exchange Commission) that as of that date it had sole voting power with respect to 3,562,000 Common Shares, shared voting power with respect to 20,000 Common Shares, sole dispositive power with respect to 3,919,000 Common Shares and shared dispositive power with respect to 759,000 Common Shares.

         (d)     The Prudential Insurance Company of America has reported (in a
Schedule 13G dated February 2, 1995 and filed with the Securities and Exchange Commission) that as of December 31, 1994 it had sole voting power and sole dispositive power with respect to 265,600 Common Shares and shared voting power and shared dispositive power with respect to 2,902,400 Common Shares.

         (e) Sasco Capital, Incorporated has reported (in a Schedule 13G dated February 3, 1995 and filed with the Securities and Exchange Commission) that as of that date it had sole voting power with respect to 1,519,300 Common Shares and beneficial ownership to direct disposition with respect to 2,971,200 Common Shares.

         (f) Leon G. Cooperman of Omega Capital Partners, L.P., Omega Institutional Partners, L.P., Omega Overseas Partners, Ltd., Omega Overseas Partners II, Ltd., and Omega Advisors, Inc., has reported (in a Schedule 13D dated March 6, 1995 and filed with the Securities and Exchange Commission) that as of that date he had sole voting power and sole dispositive power with respect to 2,014,300 Common Shares and shared voting power and shared dispositive power with respect to 663,800 Common Shares.

         (g) Includes restricted Common Shares granted under The United States Shoe Corporation 1988 Employee Incentive Plan, which total 10,000, 2,985 and 20,000 for Messrs. Hudson, Browne and Hord, respectively, and 32,985 for all directors and executive officers as a group.

         (h) Includes Common Shares in which the reporting person disclaims beneficial ownership. Messrs. Browne, Kronick and Somers disclaim beneficial ownership of 33 Common Shares, 2,000 Common Shares and 200 Common Shares, respectively; such Common Shares are owned by their spouses. Mr. Laco disclaims beneficial ownership of 2,800 Common Shares; such Common Shares are held in trust for family members. Directors and executive officers as a group disclaim beneficial ownership of 5,033 Common Shares.

         (i) Includes restricted Common Shares granted in fiscal 1995 under The United States Shoe Corporation Total Return to Shareholders Plan, which total 9,836, 4,054, 4,469, 4,925 and 2,935 for Messrs. Hudson, Browne, Hord, Searles and Somers, respectively, and 27,952 for all directors and executive officers as a group.

Item 13.  Certain Relationships and Related Transactions.

          None.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

The following documents are filed as part of this report:

   (a)1. Consolidated Financial Statements (Registrant and subsidiaries).

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS for the fiscal years ended January 28, 1995, January 29, 1994, and January 30, 1993.

         CONSOLIDATED BALANCE SHEETS as of January 28, 1995 and January 29,
           1994.

         CONSOLIDATED STATEMENTS OF CASH FLOWS for the fiscal years ended
           January 28, 1995, January 29, 1994 and January 30, 1993.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

   (a)2. Financial Statement Schedule.


         Schedule II - Valuation and Qualifying Accounts.


         All other schedules are omitted because they are not applicable or not required or because the required information is set forth in the consolidated financial statements or notes thereto.

   (a)3. Exhibits.

         3.(a) Amended Articles of Incorporation, as amended, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-54285) and filed with the Commission.

         3.(b) Regulations, as amended, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-54285), and filed with the Commission.

         4.(a) Third Amendment to Rights Agreement, between the company and State Street Bank and Trust Company, dated as of March 29, 1995, incorporated herein by reference to the company's Amendment No. 9 to Schedule 14D-9, dated April 24, 1995, and filed with the Commission. Second Amendment to Rights Agreement among the company, Morgan Shareholder Services Trust Company and The Bank of New York, dated as of June 1, 1993, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-54285)and filed with the Commission. First Amendment to Rights Agreement between the company and Morgan Shareholders Services Trust Company, dated as of March 23, 1988, incorporated herein by reference to the company's Current Report on Form 8-K, dated March 23, 1988, and filed with the Commission. Rights Agreement between the company and Morgan Guaranty Trust Company of New York, dated as of March 31, 1986, incorporated herein by reference to the company's Form 8-A, dated April 9, 1986, and filed with the Commission.

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K (continued).

   (a)3. Exhibits (continued).

         4.(b) Instruments defining the rights of security holders, including indentures. The company hereby agrees to furnish to the Commission, upon request, copies of instruments defining the rights of holders of the company's long-term debt.

         10.(a) The United States Shoe Corporation 1983 Key Personnel Stock Option Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 2-86625) and filed with the Commission.

         10.(b) The United States Shoe Corporation 1985 Outside Directors Stock Option Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-6501) and filed with the Commission.

         10.(c) The United States Shoe Corporation 1988 Employee Incentive Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-21106) and filed with the Commission.

         10.(d) The United States Shoe Corporation 1991 Outside Directors Stock Option Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-44514) and filed with the Commission.

         10.(e) The United States Shoe Corporation Supplemental Deferred Compensation Plan (formerly the Salaried Employees Deferred Compensation Plan), as amended and restated, effective January 1, 1995. Amendments dated as of January 29, 1991 and March 25, 1992 to The United States Shoe Corporation Salaried Employees Deferred Compensation Plan, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 1, 1992. The United States Shoe Corporation Salaried Employees Deferred Compensation Plan, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

         10.(f) The United States Shoe Corporation Deferred Compensation Plan for Non-Management Directors, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 1, 1992.

         10.(g) Amendment No. 1, dated as of November 1, 1994, to Employment Agreement between the company and Bannus B. Hudson, incorporated herein by reference to the company's Schedule 14D-9, dated March 16, 1995, and filed with the Commission. Employment Agreement, dated as of August 1, 1990, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

         10.(h) Employment Agreement, dated as of April 1, 1993, between the company and K. Brent Somers, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K (continued).

   (a)3.     Exhibits (continued).

         10.(i) Amendment No. 1, dated as of February 3, 1994, to Employment Agreement between the company and David M. Browne, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 29, 1994. Employment Agreement, dated as of January 1, 1991, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

         10.(j) The United States Shoe Corporation Corporate Deferred Compensation Plan effective May 1, 1991 (commencing June 1,
                 1992), incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

         10.(k) Form of Amended and Restated Severance Compensation Agreement, dated as of November 14, 1994, between the company and the Named Officers, incorporated herein by reference to the company's Schedule 14D-9, dated March 16, 1995, and filed with the Commission.

         10.(l) Form of Amended and Restated Trust Agreement, dated as of November 14, 1994, between the company and the Named Officers, incorporated herein by reference to the company's Schedule 14D-9, dated March 16, 1995, and filed with the Commission.

         10.(m) The United States Shoe Corporation Supplemental Executive Salaried Employees Benefit Plan, as amended April 21, 1995, incorporated herein by reference to the company's Amendment No. 9 to Schedule 14D-9, dated April 24, 1995, and filed with the Commission. Amendment and Restatement to the Supplemental Executive Salaried Employees Benefit Plan, dated as of March 27, 1991, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 1, 1992.

         10.(n) Total Return to Shareholders Plan, as restated April 24, 1995, incorporated herein by reference to the company's Amendment No. 9 to Schedule 14D-9, dated April 24, 1995, and filed with the Commission.

         10.(o) Description of the Key Executive Long Term Incentive Program effective February 2, 1992, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

         10.(p) Description of the Annual Incentive Bonus Program, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

         10.(q) Employment Agreement, dated as of March 15, 1993, between the company and Michael M. Searles, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 29, 1994.

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K (continued).

(a)3.    Exhibits (continued).

         10.(r) Employment Agreement, dated as of May 19, 1993, between the company and Noel E. Hord, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 29, 1994.

         10.(s) Form of Special Bonus Agreement, dated as of February 2, 1995, between the company and certain officers of the company, incorporated herein by reference to the company's Schedule 14D-9, dated March 16, 1995, and filed with the Commission.

         10.(t) The United States Shoe Corporation Economic Bridge Program, as amended March 15, 1995, for employees of the company, incorporated herein by reference to the company's Schedule 14D-9, dated March 16, 1995, and filed with the Commission.

         10.(u) Asset Purchase Agreement, dated as of March 15, 1995, by and among the company, Footwear Acquisition Corp. and Nine West Group Inc.

         10.(v) The United States Shoe Corporation Retirement Plan for Outside Directors, as amended April 21, 1995, incorporated herein by reference to the company's Amendment No. 9 to Schedule 14D-9, dated April 24, 1995, and filed with the Commission.

         10.(w) An Agreement and Plan of Merger, dated as of April 21, 1995, by and among Avant-Garde Optics, Inc., Luxottica Acquisition Corp. and the company.

         11.     Computation of Earnings per Common and Common Equivalent
                 Share.

         21.     List of Subsidiaries.

         23.     Consent of Independent Public Accountants.

         27.     Financial Data Schedule

(b)      Reports on Form 8-K.

         The company did not file a report on Form 8-K during the last quarter of its fiscal year ended January 28, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       THE UNITED STATES SHOE CORPORATION



Date:    April 26, 1995           By  /s/  Edwin C. Gerth
                                      -------------------------------------
                                           Edwin C. Gerth
                                           Vice President - Corporate Controller
                                           (Principal accounting officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    April 26, 1995               /s/  Bannus B. Hudson
                                      -------------------------------------
                                           Bannus B. Hudson
                                           President and Chief Executive Officer
                                           (Principal executive officer)

Date:    April 26, 1995               /s/  K. Brent Somers
                                      -------------------------------------
                                           K. Brent Somers
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Principal financial officer)

Date:    April 26, 1995               /s/  Joseph H. Anderer
                                      -------------------------------------
                                           Joseph H. Anderer
                                           Director of the Corporation

Date:    April 26, 1995               /s/  Philip E. Beekman
                                      -------------------------------------
                                           Philip E. Beekman
                                           Director of the Corporation

Date:    April 26, 1995               /s/  Gilbert Hahn, Jr.
                                      -------------------------------------
                                           Gilbert Hahn, Jr.
                                           Director of the Corporation

Date:    April 26, 1995               /s/  Roger L. Howe
                                      -------------------------------------
                                           Roger L. Howe
                                           Director of the Corporation

Date:    April 26, 1995               /s/  Lorrence T. Kellar
                                      -------------------------------------
                                           Lorrence T. Kellar
                                           Director of the Corporation

Date:    April  26, 1995              /s/  Albert M. Kronick
                                      -------------------------------------
                                           Albert M. Kronick
                                           Director of the Corporation

Date:    April 26, 1995               /s/  Thomas Laco
                                      -------------------------------------
                                           Thomas Laco
                                           Director of the Corporation

Date:    April 26, 1995               /s/  Charles S. Mechem, Jr.
                                      -------------------------------------
                                           Charles S. Mechem, Jr.
                                           Director of the Corporation

Date:    April 26, 1995               /s/  John L. Roy
                                      -------------------------------------
                                           John L. Roy
                                           Director of the Corporation

Date:    April 26, 1995               /s/  Phyllis S. Sewell
                                      -------------------------------------
                                           Phyllis S. Sewell
                                           Director of the Corporation

                       THE UNITED STATES SHOE CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                Page No.
                                                                                                --------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                         66

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED
         EARNINGS for the fiscal years ended January 28, 1995, January 29, 1994
         and January 30, 1993                                                                    67

CONSOLIDATED BALANCE SHEETS as of January 28, 1995 and
         January 29, 1994                                                                        68-69

CONSOLIDATED STATEMENTS OF CASH FLOWS for the fiscal years ended
         January 28, 1995, January 29, 1994 and January 30, 1993                                 70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                       71-81

FINANCIAL STATEMENT SCHEDULE
         Schedule II - Valuation and Qualifying Accounts                                         82

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Directors of
The United States Shoe Corporation:

         We have audited the accompanying consolidated balance sheets of THE UNITED STATES SHOE CORPORATION (an Ohio corporation) and subsidiaries as of January 28, 1995 and January 29, 1994, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended January 28, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The United States Shoe Corporation and subsidiaries as of January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 1995, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                      ARTHUR ANDERSEN LLP

Cincinnati, Ohio,
March 6, 1995 (except with respect to the subsequent events discussed in Notes 10 and 13, as to which the date is April 21, 1995).

The United States Shoe Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(thousands except per share amounts)

                                                                                       Fiscal Year Ended
                                                                  -----------------------------------------------------------
                                                                  JANUARY 28, 1995      January 29, 1994     January 30, 1993
- -----------------------------------------------------------------------------------------------------------------------------
NET SALES                                                             $ 2,598,308          $ 2,626,136          $ 2,650,684
COST OF SALES                                                           1,384,945            1,385,511            1,382,536
- -----------------------------------------------------------------------------------------------------------------------------
      Gross profit                                                      1,213,363            1,240,625            1,268,148

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            1,172,741            1,247,267            1,243,598
- -----------------------------------------------------------------------------------------------------------------------------
      Earnings (loss) from operations                                      40,622               (6,642)              24,550

INTEREST EXPENSE, NET                                                     (11,836)             (15,978)             (16,890)

      Earnings (loss) before provision (credit) for
         income taxes                                                      28,786              (22,620)               7,660

PROVISION (CREDIT) FOR INCOME TAXES                                        12,378               (6,786)               3,292
- -----------------------------------------------------------------------------------------------------------------------------
      Net earnings (loss)                                                  16,408              (15,834)               4,368

RETAINED EARNINGS AT BEGINNING OF YEAR                                    388,998              421,741              441,012

   Dividends declared
      ($.32 per share in 1994, $.37 per share in 1993
      and $.52 per share in 1992)                                         (14,784)             (16,909)             (23,639)
- -----------------------------------------------------------------------------------------------------------------------------
      RETAINED EARNINGS AT END OF YEAR                                $   390,622          $   388,998          $   421,741
=============================================================================================================================
      EARNINGS (LOSS) PER COMMON SHARE                                $       .35          $      (.35)         $       .10
=============================================================================================================================

The accompanying notes are an integral part of these statements.

The United States Shoe Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(thousands except share amounts)

                                                                                   JANUARY 28, 1995          January 29, 1994
- -----------------------------------------------------------------------------------------------------------------------------
ASSETS
=============================================================================================================================
CURRENT ASSETS:

   Cash and cash equivalents                                                         $    114,553              $    183,203

   Short-term investments, at cost                                                         26,007                        --

   Receivables, net of allowance for doubtful

      accounts of $5,207 in 1994 and $7,620 in 1993                                        93,250                    85,600

   Inventories                                                                            356,198                   324,096

   Future income tax benefits                                                              63,396                    60,473

   Prepaid expenses                                                                        16,010                    15,861
- -----------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                669,414                   669,233
- -----------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, AT COST:

   Leasehold improvements                                                                 331,905                   321,434

   Furniture, fixtures and machinery                                                      442,891                   412,779

   Buildings, land and land improvements                                                   82,695                    91,723
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                          857,491                   825,936

   Less:  Accumulated depreciation and amortization                                       512,345                   465,379
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                          345,146                   360,557
- -----------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS:

   Excess of cost over fair value of net assets acquired, net                              26,734                    22,247

   Deferred income taxes                                                                    6,241                         --

   Other assets and deferred charges                                                       27,460                    27,015
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                           60,435                    49,262
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                      $ 1,074,995               $ 1,079,052
=============================================================================================================================

The accompanying notes are an integral part of these statements.

The United States Shoe Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(thousands except share amounts)

                                                                                   JANUARY 28, 1995          January 29, 1994
- -----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
=============================================================================================================================
CURRENT LIABILITIES:


   Current portion of long-term debt and capital lease obligations                  $      52,670           $           865


   Accounts payable                                                                       206,792                   175,709


   Accrued expenses                                                                       169,579                   170,065
- -----------------------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                           429,041                   346,639
- -----------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                             77,212                   177,416
- -----------------------------------------------------------------------------------------------------------------------------

CAPITAL LEASE OBLIGATIONS                                                                  11,608                    12,345
- -----------------------------------------------------------------------------------------------------------------------------

DEFERRED INCOME TAXES                                                                          --                     5,885
- -----------------------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                                     86,614                    75,071
- -----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)
- -----------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT:


   Cumulative preferred shares, without par value -

      1,500,000 shares authorized; none issued or outstanding                                  --                        --


   Common shares, without par value - 60,000,000 shares authorized;

      46,455,964 issued in 1994, 45,914,246 issued in 1993                                 85,103                    75,629


   Foreign currency translation adjustments                                                (5,205)                   (2,931)


   Retained earnings                                                                      390,622                   388,998
- -----------------------------------------------------------------------------------------------------------------------------

      Total shareholders' investment                                                      470,520                   461,696
- -----------------------------------------------------------------------------------------------------------------------------

                                                                                      $ 1,074,995               $ 1,079,052
=============================================================================================================================

The accompanying notes are an integral part of these statements.

The United States Shoe Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands)

                                                                                       Fiscal Year Ended
                                                                  -----------------------------------------------------------
                                                                  JANUARY 28, 1995      January 29, 1994     January 30, 1993
- -----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS:
Net earnings (loss)                                                     $ 16,408            $ (15,834)         $     4,368
Adjustments to reconcile net earnings (loss) to cash
   provided by operations -
      Provision for depreciation and amortization                         83,948               84,298               83,522
      Net loss from disposal of property, plant and
         equipment                                                         5,479               12,770                6,503
      Deferred income tax provision                                      (15,049)             (18,032)              (9,300)
      Deferred compensation provision                                      4,774                7,785                7,606
Other, net                                                                 8,395                9,116               (3,188)
Changes in components of working capital,
   net of effects of acquisitions, dispositions
   and restructuring -
      Receivables                                                         (7,443)              11,113                  889
      Inventories                                                        (30,381)              58,518               40,158
      Prepaid expenses                                                      (139)               3,674                9,256
      Accounts payable                                                    28,747              (41,190)              (6,368)
      Accrued expenses                                                      (612)               1,692               (7,269)
- -----------------------------------------------------------------------------------------------------------------------------
         Cash provided by operations                                      94,127              113,910              126,177
- -----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                               (82,097)             (61,438)             (71,861)
Net proceeds from sale of operating assets                                 8,718                9,897                7,446
Excess of cost over fair value of net assets acquired                     (7,040)              (1,085)             (13,565)
Net increase in short-term investments                                   (26,007)                  --                   --
Other, net                                                                   705                6,484               (2,595)
- -----------------------------------------------------------------------------------------------------------------------------
         Cash used in investing activities                              (105,721)             (46,142)             (80,575)
- -----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                      --                   --               75,000
Payment of long-term debt                                                (50,480)             (27,180)             (22,256)
Dividend payments                                                        (14,784)             (16,909)             (23,639)
Payment of capital lease obligations                                        (737)              (2,053)                (713)
Sale of common shares under stock option plans                             4,940                  457                  760
Other, net                                                                 4,005                1,895                  845
- -----------------------------------------------------------------------------------------------------------------------------
         Cash provided by (used in) financing activities                 (57,056)             (43,790)              29,997
- -----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         (68,650)              23,978               75,599
Cash and cash equivalents, beginning of year                             183,203              159,225               83,626
- -----------------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents, end of year                        $ 114,553            $ 183,203            $ 159,225
=============================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for -
   Interest                                                           $   18,270           $   19,839           $   17,624
   Income taxes                                                           23,527                8,766               16,586
=============================================================================================================================

The accompanying notes are an integral part of these statements.

The United States Shoe Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

The United States Shoe Corporation ("the company") is a specialty retailing company operating 2,349 retail stores and leased departments located throughout the United States, Puerto Rico and Canada. The company's specialty retailing businesses focus on three major product segments: women's apparel, optical and footwear. The company also manufactures, wholesales and imports footwear which is sold in the medium and higher price ranges. See Note 12 for financial information on each of the company's business segments.

As of January 28, 1995, the women's apparel segment operated 1,351 stores located primarily in enclosed malls in 47 states and the District of Columbia. As of the same date, the optical retailing group operated 589 stores and leased departments located primarily in enclosed malls and strip centers in 45 states, Puerto Rico and Canada. The leased optical departments are located in select Kmart stores. The footwear retailing divisions operated 409 stores and leased shoe departments at January 28, 1995 in 43 states. The shoe stores are located primarily in major shopping malls and outlet centers while the leased shoe departments are located in strong-value stores.

In fiscal 1994, approximately 44% of women's apparel merchandise was purchased from foreign suppliers and approximately 45% of wholesale footwear was imported from foreign manufacturers (located primarily in South America, the Far East and Europe.)

PRINCIPLES OF CONSOLIDATION-- The consolidated financial statements include the accounts of the company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

FISCAL YEAR-- The company's fiscal year is the 52-53 week period ending on the Saturday closest to January 31. Fiscal years 1994, 1993 and 1992 each consisted of 52 weeks and ended on January 28, 1995, January 29, 1994 and January 30, 1993, respectively.


ESTIMATES-- In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management has made, where necessary, estimates and judgements based on currently available information that affect certain of the amounts reflected in the consolidated financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS-- Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with a maturity of three months or less.

SHORT-TERM INVESTMENTS-- Short-term investments are stated at cost and are comprised of high investment grade commercial paper with original terms of three to six months.

INVENTORIES-- Inventories are stated at the lower of cost, principally using the last-in, first-out (LIFO) method, or market. The company valued 85% and 90% of its inventories using the LIFO method at January 28, 1995 and January 29, 1994, respectively. Consolidated inventories, if stated at FIFO, would have exceeded the reported inventory values by approximately $31.2 million at January 28, 1995 and $36.9 million at January 29, 1994.

During fiscal 1993, inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs that prevailed in prior years. The effect of this liquidation was to increase net income by $5.5 million ($.12 per share). The LIFO effects of inventory reductions were not material in 1994 and 1992.

Inventories consisted of the following:

                                          (Thousands)
                                    JANUARY 28,    January 29,
                                        1995          1994
                                    -----------   -----------
Finished and in-process goods        $ 332,925     $ 302,445
Raw materials                           23,273        21,651
                                     ---------     ---------
                                     $ 356,198     $ 324,096
                                     =========     =========

DEPRECIATION AND AMORTIZATION-- Depreciation and amortization of property, plant and equipment are provided using principally the straight-line method at rates designed to allocate the cost of property, plant and equipment over their estimated useful lives. The useful lives are generally 10 years for land improvements, 20-40 years for buildings, 3-10 years for furniture, fixtures and machinery, and the remaining lease term, which includes certain renewal periods, for leasehold improvements.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED-- These amounts are being amortized on a straight-line basis over various periods, not exceeding 40 years. Accumulated amortization was $8.5 million and $6.8 million at January 28, 1995 and January 29, 1994, respectively.

OPENING AND CLOSING COSTS-- Store opening costs are charged to operations as incurred. The costs associated with closing stores or facilities are accrued when the decision is made to close the location.

The United States Shoe Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


FOREIGN CURRENCY TRANSLATION-- Assets and liabilities of the company's foreign operations are translated at the exchange rates in effect as of the balance sheet date and results of operations are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of shareholders' investment.

INCOME TAXES-- Deferred income taxes are provided on temporary differences between financial and tax reporting. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date of the temporary difference.

DERIVATIVE FINANCIAL INSTRUMENTS-- The company utilizes derivative financial instruments to manage well-defined foreign currency exchange rate and interest rate risks and does not use them for trading purposes.

Foreign exchange contracts are used to hedge the risk of changes in foreign currency exchange rates associated with transactions denominated in foreign currencies, primarily footwear purchases from European countries. Any gain or loss upon settlement of such contracts is included in the cost of the related purchases. At January 28, 1995, the company had contracts maturing on various dates between February 9, 1995 and August 22, 1995 to purchase foreign currency (27,617 million Italian lire and 3,000 million Spanish pesetas) for $39.8 million.

To balance the company's fixed and variable interest rate risk, as of January 28, 1995, the company had entered into four interest rate swap agreements with notional amounts of $25 million each that mature on various dates through November 1995. Under the terms of the agreements, the company receives interest at a fixed rate (5.05% weighted-average rate as of January 28, 1995) and pays interest at a variable rate tied to the six-month LIBOR (6.55% weighted-average rate as of January 28, 1995). The differential to be paid or received under the agreements is accrued and is charged or credited to interest expense over the life of the agreements. The company monitors the risk of default by the swap counterparties and does not anticipate nonperformance.

EARNINGS PER SHARE-- Earnings (loss) per share are based on the weighted-average number of common shares and equivalents outstanding during each year. Common share equivalents represent shares issuable upon assumed exercise of stock options which would have a dilutive effect in years where there are earnings. Common share equivalents had no material effect in 1994, 1993 or 1992.

RECLASSIFICATIONS-- Certain reclassifications have been made to the prior years' financial statements to conform with the 1994 presentation.

(2) ACCOUNTING CHANGES

Effective February 2, 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This change did not have a material effect on the company's financial statements.

The company adopted the LIFO method of determining inventory values for its optical retailing inventories effective March 1, 1992. Management believes the LIFO method is preferable because it more closely matches revenues and expenses. There was no significant effect on 1992 net earnings from this change in accounting principle. The cumulative effect of this change on retained earnings at February 2, 1992 was not determinable, nor were the pro forma effects of retroactive application of LIFO to prior years.

Effective January 30, 1994, the company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This change did not have a material effect on the company's financial statements.

(3) ACQUISITIONS AND DISPOSITIONS

On July 7, 1994, the company acquired for cash the assets of Tuckerman Optical Company, a chain of 31 optical stores located primarily in the Midwestern United States. The acquisition was accounted for using the purchase method of accounting. The excess of the cost of the net assets acquired over their fair values has been recorded as goodwill.

On January 27, 1993, the company acquired for cash 100% of the stock of Eyemasters Ltd., a Canadian chain of 22 optical superstores. The acquisition was accounted for using the purchase method of accounting. The excess of the cost of the net assets acquired over their fair values has been recorded as goodwill.

During 1993, the company sold the assets of its optical retailing operations in the United Kingdom. A $5.5 million charge was recorded in 1993 in conjunction

The United States Shoe Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

with the divestiture. Operating losses recognized from operations in the United Kingdom prior to the sale were $1.9 million in 1993 (excluding the charge to divest the business) and $7.0 million in 1992.

Also during 1993, the company sold 61 Ups `N Downs and 124 Caren Charles stores. The sale completed the company's divestiture of these divisions. A $10.6 million charge was recorded in 1993 in conjunction with the divestiture. Operating earnings (losses) recognized from the Ups `N Downs and Caren Charles divisions prior to the sale and transfer of these stores were $(14.1) million in 1993 (excluding the charge to divest the stores) and $1.4 million in 1992.

(4) CONCENTRATION OF CREDIT RISK

The company's footwear wholesaling business sells primarily to independent retailers and department stores across the United States. Receivables arising from these sales are not collateralized. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. No single customer accounted for more than 10% of the company's receivables balance as of January 28, 1995.

(5) NOTES PAYABLE AND LONG-TERM DEBT

The company maintains lines of credit through both formal and informal credit arrangements with domestic and foreign banks. At January 28, 1995, the company had in place an amended revolving credit agreement, with nine participating financial institutions, making available up to $125 million of credit through February 5, 1996. The revolving credit agreement is maintained to finance working capital. Borrowing rates are based on prime rates and Eurodollar loan rates. At January 28, 1995 and January 29, 1994, there were no borrowings outstanding under this facility. Commitment fees of .25% to .50% per annum are payable on the company's available and unused portion of its committed credit facilities (.275% at January 28, 1995).

The company also has letter of credit facilities to support the purchase of inventories. At January 28, 1995, the company had letter of credit facilities totaling $149 million, of which $70 million in letter of credit commitments were outstanding.


Long-term debt consisted of the following:

                                          (Thousands)
                                    JANUARY 28,    January 29,
                                        1995          1994
                                    -----------    -----------
8.63% Notes, payable in 2002          $ 75,000      $ 75,000
9.60% Notes, payable in 1995            50,000        50,000
8% Notes, payable in 1996,
   prepaid at par in 1994                   --        50,000
Other indebtedness, with
   various maturities                    2,342         2,596
                                      --------      --------
                                       127,342       177,596
Less:  Current portion, due
   within one year                      50,130           180
                                      --------      --------
                                      $ 77,212      $177,416
                                      ========      ========


At January 28, 1995, the company was authorized to issue an additional $25 million of debt under a shelf registration filed with the Securities and Exchange Commission in August 1992.

The company has zero coupon notes, payable in 2013, that had an aggregate face value of $15.6 million at January 28, 1995 and January 29, 1994, and are stated net of the unamortized discount of $14.1 million at January 28, 1995 and $14.3 million at January 29, 1994, with an imputed interest rate of 13%.

The aggregate payments required on long-term debt during the next five fiscal years are as follows:

                                   (Thousands)
                 1995              $  50,130
                 1996                    130
                 1997                    130
                 1998                    140
                 1999                    140

The amended revolving credit agreement and the long-term debt agreements include, among other things, provisions which limit total consolidated indebtedness, require the maintenance of minimum amounts of working capital and of certain financial ratios, limit the amount of capital expenditures, capital stock repurchases and asset sales, and limit the payment of cash dividends by the company. Under the most restrictive dividend provision, approximately $24 million of consolidated retained earnings at January 28, 1995 is available for payment of cash dividends. See Note 13.

The United States Shoe Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


(6) COMMON SHARES

A summary of the activity of common shares for the last three fiscal years is as follows:

(Thousands except share amounts)

                                  1994      1993      1992
                                --------  --------  --------
Balance at beginning of year    $ 75,629  $ 70,307  $ 66,470
Sale of common shares
   issued under stock option
   plans, net (shares issued:
   334,757 in 1994, 35,965 in
   1993 and 67,055 in 1992)        4,940       457       760
Restricted stock issued
   (shares issued:  20,000 in
   1994, 105,000 in 1993
   and 25,000 in 1992)               385     1,699       384
Shares issued under tax
   incentive savings plans:
     New shares                    3,068     2,071        --
     Treasury shares                  --       771     2,620
Shares issued under associate
   stock purchase plan               516        --        --
Other                                565       324        73
                                --------  --------  --------
Balance at end of year          $ 85,103  $ 75,629  $ 70,307
                                ========  ========  ========

The company's Executive Committee of its Board of Directors, in 1987, authorized the open market purchase of up to two million of its outstanding common shares. As of January 28, 1995, the total shares repurchased under this authorization was approximately 450,000.

During 1994 and 1993, the company issued 167,485 and 194,147, respectively, previously unissued common shares in connection with the company's tax incentive savings plans. During 1993 and 1992, the company also issued 68,210 and 198,240, respectively, common shares out of treasury stock in connection with these plans. See Note 8 for further discussion of these plans.

During 1994, the company adopted, and reserved 500,000 common shares for issuance under, The United States Shoe Corporation Associates' Discounted Stock Purchase Plan. Under the Plan, associates may purchase previously unissued common shares of the company at 85% of the shares' fair market value at the date of purchase. During 1994, 36,491 shares were issued in connection with the Plan.

The company has a Share Purchase Rights Plan adopted in 1986 and amended in March 1988. Under the Plan, shareholders of record on April 14, 1986 received, in connection with each common share owned, the right to purchase one one-hundredth of a Series A Preference Share ("Preference Share") at an exercise price of $200, subject to adjustment (collectively, the "Rights"). As a result of the payment by the company of a 100% common share dividend in June 1986, one-half of a Right is now attached to each outstanding common share of the company. The Rights are exercisable for Preference Shares following (i) the public announcement that a person or group has acquired, or has obtained the right to acquire, beneficial ownership of 20% or more of the company's outstanding common shares, or (ii) ten days following the commencement of, or public announcement of an intention to make, a tender offer or exchange offer if, upon consummation, such person or group would be the beneficial owner of 30% or more of the outstanding common shares and if the company's
Board of Directors does not delay the exercisability of the Rights. The Rights do not have any voting rights and are not entitled to dividends.

Additionally, if any person or group acquires 20% or more of the company's outstanding common shares, the Rights would entitle the holder to purchase common shares (or other securities or property of the company) in lieu of the Preference Shares at half the market value. Such purchase rights for common shares will not be triggered if the 20% acquisition is made pursuant to a tender or exchange offer for all outstanding common shares which the directors of the company who are not officers deem to be in the best interests of the company and its shareholders (a "Permitted Offer").

Upon the occurrence of certain other events (including a merger in which the company's common shares are exchanged or 50% or more of the company's assets or earning power is sold or transferred), the Rights would entitle the holder to purchase common stock in the acquiring entity at half its market value, except in connection with certain transactions following a Permitted Offer.

All of the Rights may be redeemed by the company at a price of $.05 per Right until a person or group has acquired beneficial ownership of 20% or more of the outstanding common shares. After a person or group acquires 20% or more of the common shares, the company may not redeem the Rights, except in certain limited circumstances. The Rights also may be redeemed in connection with certain negotiated transactions. The Rights will expire on April 14, 1996. See Note 13.

The United States Shoe Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


(7) STOCK OPTIONS

At January 28, 1995, 5,501,608 (4,041,672 at January 29, 1994 and 4,289,460 at
January 30, 1993) of the company's authorized but unissued common shares were reserved for issuance to directors, executives and key employees under the company's stock option and incentive plans. Of such reserved shares, 3,484,053 at January 28, 1995 (3,727,267 at January 29, 1994 and 3,526,011 at January 30,
1993) were subject to options outstanding. A summary of the changes in options outstanding for the last three years is as follows:

                            Number of          Option Price Range
                             Shares                (Per Share)
                            ---------        -----------------------
Outstanding at
   February 1, 1992         3,272,244        $  7.03      -   $31.56
      Granted                 647,650          10.88      -   16.50
      Exercised              (100,183)          7.03      -   14.00
      Cancelled              (293,700)         12.25      -   30.13
                            ---------
Outstanding at
   January 30, 1993         3,526,011         $10.88      -   $31.56
      Granted                 709,750           9.00      -   11.94
      Exercised               (57,150)         10.88      -   14.00
      Cancelled              (451,344)         10.88      -   28.50
                            ---------
OUTSTANDING AT
   JANUARY 29, 1994         3,727,267        $  9.00      -   $31.56
      GRANTED                 586,335          12.75      -   20.31
      EXERCISED              (350,144)          9.06      -   20.94
      CANCELLED              (479,405)          9.69      -   31.56
                            ---------
OUTSTANDING AT
   JANUARY 28, 1995         3,484,053        $  9.00      -   $31.56
                            =========
EXERCISABLE AT
   JANUARY 28, 1995         2,121,548        $  9.00      -   $31.56
                            =========

The 1988 incentive plan permits restricted stock to be granted at no cost to key employees. At January 28, 1995, 67,985 shares of restricted stock were outstanding, subject to forfeiture during periods expiring from three to five years after the date of grant. See Note 13.

(8) BENEFIT PLANS

DEFINED BENEFIT PLANS-- The company has several noncontributory retirement plans which provide for pension benefits to eligible employees upon retirement. Pension benefits are based on length of service and compensation, under career average or final average formulas. The company's funding policy is in accordance with minimum funding requirements. Net periodic pension cost includes the following components:

                                         (Thousands)
                                  1994      1993      1992
                                --------  --------  ---------
Service cost                    $  7,056  $  6,512  $   6,056
Interest cost                      9,729     8,955      7,834
Return on plan assets              1,927   (13,993)    (9,350)
Net amortization and deferral    (15,836)      279     (3,465)
                                --------  --------  ---------
Net periodic pension cost       $  2,876  $  1,753  $   1,075
                                ========  ========  =========

All of the company's pension plans have assets in excess of accumulated plan benefits. Plan assets are invested in equity securities, bonds and money market funds. The plans' funded status and prepaid pension cost as of January 1, 1995 and 1994 are as follows:

                                            (Thousands)
                                         1995         1994
                                       --------    ---------
Actuarial present value of
   benefit obligations:
   Vested                              $106,145    $  96,431
   Nonvested                              6,739        8,451
                                       --------    ---------
      Accumulated benefit
         obligations                    112,884      104,882
   Effect of salary progression          13,100       25,578
                                       --------    ---------
      Projected benefit obligations     125,984      130,460
Plan assets at fair value               141,764      149,678
                                       --------    ---------
   Plan assets in excess of
      projected benefit obligations      15,780       19,218
Unrecognized net (gain) loss                701       (4,493)
Unrecognized prior service cost          (3,164)       4,042
Unrecognized net transition assets      (10,627)     (13,201)
                                       --------    ---------
Prepaid pension cost                   $  2,690    $   5,566
                                       ========    =========

The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligations were 8% and 7.5% at January 1, 1995 and 1994, respectively. The assumed rate of increase in future compensation levels used to measure the actuarial present value of the projected benefit obligations was 5.5% at January 1, 1995 and 1994. The expected long-term rate of return on assets used in determining pension costs was 8.5% and 9% at January 1, 1995 and 1994, respectively. The impact of the change in the discount rate assumption was to decrease the actuarial present value of the projected benefit obligations by $10.6 million at January 1, 1995.

Effective January 1, 1995, The United States Shoe Corporation Pension Plan for salaried employees ("Salaried Pension Plan") was amended to allow women's apparel retailing group associates to participate in the Plan. The net periodic pension expense related to these associates is estimated at $4.3 million for fiscal

The United States Shoe Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


1995. Additionally, during 1994 the Salaried Pension Plan was amended, effective January 1, 1995, for associates of the corporate services, optical retailing and women's apparel retailing groups to change the benefit formula to a cash balance formula. The amendment will result in affected participants accruing an annual benefit at a percentage determined based upon their years of service and their annual compensation. The amendment resulted in a decrease of approximately $6.8 million in the projected benefit obligation at January 1, 1995.

The company maintains an unfunded supplemental retirement plan for participants of its Salaried Pension Plan to provide benefits in excess of amounts permitted under the provisions of prevailing tax law. Additionally, the company provides supplemental retirement benefits to certain retired executives in accordance with individual retirement agreements. The pension liability associated with these plans is accrued using the same actuarial methods and assumptions as those used for the company's qualified plans. See Note 13.

Net periodic pension cost for these supplemental plans includes the following components:

                                         (Thousands)
                                   1994      1993      1992
                                --------  ---------  ---------
Service cost                     $   427   $     75  $      75
Interest cost                        542        312        289
Net amortization and deferral        247          6         --
                                 -------   --------  ---------
Net periodic pension cost        $ 1,216   $    393  $     364
                                 =======   ========  =========

The supplemental plans' funded status and accrued pension cost are as follows:

                                          (Thousands)
                                     JANUARY 28,    January 29,
                                         1995          1994
                                     -----------    -----------
Accumulated benefit obligations        $ 4,869       $ 4,212
Effect of salary progression             1,028         3,134
                                       -------       -------
Projected benefit obligations            5,897         7,346
Unrecognized prior service cost         (1,519)       (2,809)
Unrecognized net gain (loss)               247          (838)
                                       -------       -------
Accrued pension cost                   $ 4,625       $ 3,699
                                       =======       =======

On February 2, 1995, the Board of Directors approved the adoption of The United States Shoe Corporation Retirement Plan for Outside Directors. Under the Plan, directors retiring with five or more years of service as an outside director (i.e., directors who are not employees of the company or its subsidiaries) will receive a lifetime quarterly retirement benefit commencing at the later of age 72 or retirement. The annual benefit payment will be equal to the retainer received by the director immediately prior to retirement and will terminate upon death. The present value of the Plan's accumulated benefit obligation at the date of approval is estimated to approximate $1.0 million. See Note 13.

DEFINED CONTRIBUTION PLANS-- The company provides retirement benefits to eligible employees of some divisions through a noncontributory profit sharing plan. Company contributions are determined by a formula based upon participants' compensation and profits of the divisions, as defined in the plan. The company's provision for such contributions was $0.2 million in 1994, $1.6 million in 1993 and $1.7 million in 1992. In connection with the previously mentioned amendment to the Salaried Pension Plan, no additional company contributions will be made to this plan subsequent to January 28, 1995.

The company also sponsors three tax incentive savings plans, as well as a non-qualified deferred compensation plan. Eligible employees may contribute or defer a portion of their compensation to these plans. The company makes quarterly contributions of its common stock to the plans based on a percentage of employees' contributions or deferrals, as appropriate. The provision for these stock contributions was $4.3 million in 1994, $3.3 million in 1993 and $3.2 million in 1992. Effective January 1, 1995, the three tax incentive savings plans were merged into a single plan. See Note 13.

HEALTH BENEFIT PLANS-- The company partially subsidizes health care benefits for eligible retirees. Net periodic cost of these benefits included the following components:

                                          (Thousands)
                                   1994      1993      1992
                                   -----     -----   -------
Service cost                       $ 206     $ 183   $   623
Interest cost                        688       838     1,264
Amortization of
   unrecognized net gain            (365)     (289)       --
                                   -----     -----   -------
Net periodic cost                  $ 529     $ 732   $ 1,887
                                   =====     =====   =======

The United States Shoe Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)


The accrued postretirement benefit obligation was as follows:

                                          (Thousands)
                                     JANUARY 28,    January 29,
                                        1995           1994
                                     -----------   -----------
Retirees                               $ 7,619       $ 9,706
Fully eligible active employees            249           243
Other active employees                   1,618         1,638
Unrecognized reduction in
   prior service cost                    7,528         6,272
Unrecognized gain (loss)                   379          (477)
                                       -------       -------
Accrued postretirement
   benefit obligation                  $17,393       $17,382
                                       =======       =======

For 1994, a 12% (13% for 1993) increase in the cost of covered health care benefits was assumed. This rate was assumed to decrease gradually to 7% for 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $0.8 million as of January 28, 1995 and the net periodic cost by $0.1 million for the year then ended. The weighted-average discount rates used in determining the accumulated postretirement benefit obligation were 8% and 7.5% at January 28, 1995 and January 29, 1994, respectively. The company funds these benefits as claims are incurred.

In 1993, the company changed the formula for cost sharing with retirees which resulted in an unrecognized reduction in prior service cost of approximately $6.6 million.

(9) INCOME TAXES

The provision (credit) for income taxes, excluding the cumulative effect of accounting changes, consisted of:

                                       (Thousands)
                               1994       1993        1992
                             --------  ----------   --------
Federal income taxes:
   Currently payable         $ 21,158   $   7,195   $  8,661
   Deferred                   (12,523)    (15,085)    (6,746)
State, local and foreign
   income taxes:
   Currently payable            6,269       4,051      3,931
   Deferred                    (2,526)     (2,947)    (2,554)
                             --------    --------   --------
Provision (credit) for
   income taxes              $ 12,378    $ (6,786)  $  3,292
                             ========    ========   ========

The reconciliation of the income tax provision based upon the statutory rate to the reported income tax provision is as follows:

                                       (Thousands)
                               1994        1993        1992
                             --------   ---------   ----------
Federal statutory
   provision (credit)        $ 10,075   $  (7,917)  $    2,604
State, local and foreign
   income taxes (net of
   federal benefit)             1,638        (968)         567
Change in valuation
   allowance                      602       2,939           --
Change in federal
   tax rate                        --        (821)          --
Other, net                         63         (19)         121
                             --------   ----------  ----------
Provision (credit) for
   income taxes              $ 12,378   $  (6,786)  $    3,292
                             ========   =========   ==========

The components of the company's future income tax benefits and deferred tax liabilities were as follows:

                                          (Thousands)
                                     JANUARY 28,    January 29,
                                        1995           1994
                                     -----------    -----------
Future income tax benefits:
   Compensation and benefits          $ 40,131      $ 37,598
   Occupancy reserves                   13,948        13,826
   Accrued restructuring costs           3,544         5,418
   Allowance for doubtful
      accounts and returns               6,728         9,085
   Inventory accounting                 10,345         6,192
   Other, net                           22,189        21,047
                                      --------      --------
                                        96,885        93,166
   Valuation allowance                  (5,025)       (4,423)
                                      --------      --------
      Total                             91,860        88,743
                                      --------      --------
Deferred tax liabilities:
   Accelerated depreciation             20,552        30,405
   Other, net                            1,671         3,750
                                      --------      --------
      Total                             22,223        34,155
                                      --------      --------
Net deferred tax asset                $ 69,637      $ 54,588
                                      ========      ========

The valuation allowance relates to state, local and foreign tax assets and operating loss carryforwards that may expire before the company can utilize them. Realization of the company's $69.6 million net deferred tax asset is dependent upon the company generating sufficient future taxable income.

At January 28, 1995, the company had state net operating loss carryforwards totaling between $30.0 million and $70.0 million, depending upon taxing jurisdiction, expiring between 1997 to 2009; foreign net operating loss carryforwards totaling $4.3 million, expiring in 2000 and 2001; and U.S. foreign tax credit carryforwards totaling $1.5 million, expiring in 1997.

The United States Shoe Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(10) COMMITMENTS AND CONTINGENCIES

LEASES AND LICENSES-- The company leases various retail store, plant, warehouse and office facilities, as well as certain of its data processing, automotive and production equipment under lease arrangements expiring between 1995 and 2006, with options to renew at varying terms. The company also operates retail shoe departments within strong-value stores and retail optical departments within certain Kmart stores under licensing arrangements.

The company has leased certain property under capital leases that is included in the "Property, Plant and Equipment" caption in the accompanying consolidated balance sheets as follows:

                                          (Thousands)
                                     JANUARY 28,    January 29,
                                        1995           1994
                                     -----------    -----------
Furniture, fixtures and machinery      $ 5,780       $ 4,565
Buildings, land and land
   improvements                         15,472        15,472
                                       -------       -------
                                        21,252        20,037
Less: Accumulated depreciation
   and amortization                      9,123         8,315
                                       -------       -------
                                       $12,129       $11,722
                                       =======       =======


The lease and license arrangements for the company's retail locations often include escalation clauses and provisions requiring the payment of incremental rentals, in addition to any established minimums, contingent upon the achievement of specified levels of sales volume. Rental expense was as follows:

                                     (Thousands)
                            1994         1993         1992
                         ---------    ---------    ---------
Minimum rent             $ 165,844    $ 169,597    $ 164,451
Contingent rent             14,978       14,131       15,601
                         ---------    ---------    ---------
                         $ 180,822    $ 183,728    $ 180,052
                         =========    =========    =========

Future minimum annual rentals under lease and license arrangements at January 28, 1995 are as follows:

(Thousands)                                     Operating
                                                  Leases
                                               and License
Fiscal Year                 Capital Leases     Arrangements
- -----------                 --------------     ------------
1995                           $   4,445          $ 171,798
1996                               2,502            149,702
1997                               2,316            115,772
1998                               2,316             90,826
1999                               2,316             72,281
Thereafter                        17,949            146,291
                               ---------          ---------
                                  31,844          $ 746,670
                                                  =========
Less: Imputed interest            17,696
                               ---------
Present value of capital
   lease obligations           $  14,148
                               =========


CONTINGENCIES-- The company is contingently liable as a guarantor of 337 leases in 33 states, the District of Columbia and the United Kingdom relating to customer facilities and certain leases that were assigned in connection with various dispositions. Leases guaranteed by the company expire between 1995 and 2017 and minimum rentals aggregate $61.0 million for the twenty-three-year period. The company does not hold security for these guarantees. As of January 28, 1995, approximately 57% of the guaranteed aggregate minimum rentals were concentrated with two primary obligors.

The company has entered into severance compensation agreements with certain of its executives. Such agreements provide for payments to these executives of amounts up to three times their base salary plus bonus potential, plus continuation of certain benefits, if a change in control (as defined) is followed within two years by a termination (as defined) of employment. The maximum contingent liability of the company pursuant to all such agreements is approximately $25 million at January 28, 1995. See Note 13.

COMMITMENTS-- In April 1995, the company entered into agreements with eight suppliers committing to purchase an aggregate of $31 million of eyeglass frames from such suppliers during the next twelve months.

The United States Shoe Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

LEGAL PROCEEDINGS-- Litigation is instituted from time to time against the company which involves routine matters incident to the company's business. In the opinion of management and legal counsel, the ultimate disposition of such litigation will not have a material effect upon the company's consolidated financial position or results of operations. See Note 13.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

Following are the methods and assumptions used to estimate the fair values of the company's financial instruments (amounts in thousands):

SHORT-TERM INVESTMENTS-- Approximate the carrying amounts reflected in the Consolidated Balance Sheets because of the liquidity and short-term nature of these instruments.

LONG-TERM DEBT-- Based on current rates offered to the company for debt of the same remaining maturities. The carrying amounts and fair values were $127,342 and $123,019, respectively, at January 28, 1995; and $177,596 and $186,260,
respectively, at January 29, 1994.


FOREIGN EXCHANGE CONTRACTS-- Based on current foreign exchange contract rates offered to the company for similar contracts of the same remaining maturities. The fair values were $39,657 at January 28, 1995; and $21,551 at January 29, 1994.

INTEREST RATE SWAP AGREEMENTS-- Based on the amount that the company would (pay) receive to terminate the agreements. The fair values were $(1,973) at January 28, 1995; and $1,403 at January 29, 1994.

LEASE GUARANTEES-- Not practicable to estimate since quoted prices are not readily available and valuation techniques would not be practicable due to the number of primary obligors, inherent differences in the primary obligors' credit risk and the varying lease terms.

(12) SEGMENT DATA

Financial information for each of the company's business segments was as follows:

                                                       (Thousands)
                                               1994        1993        1992
                                           ----------   ----------   ----------
Net sales:
   Women's apparel retailing               $1,125,509   $1,217,099   $1,262,154
   Optical retailing                          766,746      698,660      660,130
   Footwear-
      Manufacturing/wholesaling               444,399      465,219      470,682
      Retailing                               261,654      245,158      257,718
                                           ----------   ----------   ----------
         Total                             $2,598,308   $2,626,136   $2,650,684
                                           ==========   ==========   ==========

Earnings (loss) from operations:
   Women's apparel retailing               $  (49,704)  $  (41,724)  $   12,078
   Optical retailing                           71,859       43,628       40,361
   Footwear                                    36,187        9,548       (5,528)
   General corporate expense                  (17,720)     (18,094)     (22,361)
                                           ----------   ----------   ----------
         Total                             $   40,622   $   (6,642)  $   24,550
                                           ==========   ==========   ==========

Total assets:
   Women's apparel retailing               $  300,032   $  287,999   $  344,491
   Optical retailing                          274,367      250,377      270,629
   Footwear                                   360,036      357,473      396,674
   Corporate                                  140,560      183,203      159,226
                                           ----------   ----------   ----------
         Total                             $1,074,995   $1,079,052   $1,171,020
                                           ==========   ==========   ==========

Depreciation and amortization expense:
   Women's apparel retailing               $   31,718   $   33,097   $   33,962
   Optical retailing                           38,201       37,654       35,275
   Footwear                                    14,029       13,547       14,285
                                           ----------   ----------   ----------
         Total                             $   83,948   $   84,298   $   83,522
                                           ==========   ==========   ==========

Capital expenditures:
   Women's apparel retailing               $   24,212   $   20,881   $   33,262
   Optical retailing                           38,783       24,990       25,484
   Footwear                                    19,102       15,567       13,115
                                           ----------   ----------   ----------
         Total                             $   82,097   $   61,438   $   71,861
                                           ==========   ==========   ==========

The United States Shoe Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(13) SUBSEQUENT EVENTS

ACQUISITION OF OPTI-WORLD, INC.-- On April 3, 1995, the company acquired 100% of the stock of Opti-World, Inc. ("Opti-World"), a chain of 59 optical stores located primarily in the Southeastern United States.

SALE OF FOOTWEAR GROUP-- On March 15, 1995, the company entered into a definitive agreement for the sale of the footwear group to Nine West Group Inc. ("Nine West"). In exchange for the net assets of the footwear group, the company will receive $560 million in cash, plus warrants to purchase 3.7 million shares of Nine West common stock at $35.50 per share at any time during the 8.5 years following the consummation of the sale. The sale is subject to the satisfaction of certain conditions.

In 1994, the footwear group accounted for $706.1 million, or 27.2%, of the company's net sales and generated $36.2 million of earnings from operations.

AGREEMENT WITH LUXOTTICA GROUP-- On April 21, 1995, the company entered into an Agreement and Plan of Merger pursuant to which Luxottica Acquisition Corp. ("LAC"), an indirect subsidiary of Luxottica Group S.p.A. ("Luxottica"), will purchase all of the company's outstanding common shares (and associated Rights). The transaction is to be completed through a tender offer by LAC for all of the company's outstanding common shares (and associated Rights) for $28 per common share (and associated Right), which will be followed by a second-step merger in which any of the company's common shares (and associated Rights) not acquired in the tender offer will be cancelled and retired and will be converted into a right to receive in cash $28 per common share (and associated Right). The transaction is subject to the satisfaction of certain conditions. The consummation of the transaction will result in (a) the cancellation of all outstanding stock options and, for each such option, payment to the holders thereof of an amount equal to the excess of $28 over the exercise price of the option, (b) the termination of all restrictions on outstanding shares of restricted stock, (c) the payment of liabilities to participating employees of the company's non-qualified deferred compensation plans, (d) the payment of liabilities to certain participating employees of the company's Supplemental Executive Salaried Employees Benefit Plan, and (e) the payment of liabilities under the company's Retirement Plan for Outside Directors. As a result of Luxottica's tender offer, the company deposited $24.5 million into a trust in accordance with the terms of certain severance compensation agreements described in Note 10.


LITIGATION-- On March 3, 1995, Luxottica commenced an action in U.S. District Court by filing a complaint against the company, its Directors, the Commissioner of Securities of Ohio, the Director of Commerce of Ohio, and the State of Ohio (the "Luxottica Action"). Luxottica seeks, among other things, (a) injunctive relief against enforcement of the Ohio Take-Over Act and a declaratory judgement that the Take-Over Act is unconstitutional as it may be applied to the Luxottica Offer, and (b) injunctive relief prohibiting the company and its Directors from enforcing its Share Purchase Rights Agreement, and a declaratory judgement declaring that Agreement and the Rights are null and void.

On March 6, 10 and 24, 1995, Luxottica filed Amended Complaints which added Avant-Garde Optics, Inc. as a Plaintiff and which, in addition, seek (c) declaratory judgement that the Directors of the Company are in breach of their fiduciary duties for failing to approve the Luxottica Offer, (d) injunctive relief requiring the Directors to approve the Luxottica Offer, (e) an injunction prohibiting consummation of the proposed sale of the footwear group to Nine West without a shareholder vote, and (f) an order declaring that certain disclosures made by the company contain false and misleading statements in violation of the Securities Exchange Act of 1934.

On April 21, 1995, the company and Avant-Garde Optics, Inc. and Luxottica Acquisition Corp. signed an agreement and plan of merger ("Agreement"). Pursuant to the Agreement, the parties have agreed, promptly, and in any event not later than April 26, 1995 (unless the Agreement has been earlier terminated), to use their respective best efforts to obtain a dismissal without prejudice of the Luxottica Action (with certain limited exceptions), with each party bearing its own costs and attorneys' fees therefor.

On March 7, 1995, several shareholders of the company filed three complaints in the Court of Common Pleas, Hamilton County, Ohio naming the company and its Directors as defendants. The relief sought includes, among other things, (a) class action certification, (b) a declaration that the Directors have breached their fiduciary duties and an order directing that they carry out their such duties, (c) an order that the defendants consider the Luxottica Offer in good faith, (d) an order that the defendants rescind any transactions that are unfair, (e) an order enjoining any action by the defendants to change the company's cumulative voting

The United States Shoe Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

rules, (f) an order enjoining the transaction complained of in the complaint or any related transaction, (g) accounting for any profits realized as a result of the transaction complained of, and (h) damages, attorneys' fees and costs.

AMENDMENTS TO THE REVOLVING CREDIT AGREEMENT-- The company obtained waivers to its revolving credit agreement to permit the signing of the company's agreements with Nine West and Luxottica (actual consummation of any of those transactions will require the company to renegotiate or terminate the revolving credit agreement). The company also obtained an amendment to the revolving credit agreement primarily related to the acquisition of Opti-World and to the long-term debt repayment due May 27, 1995. In conjunction with the Opti-World acquisition, the company borrowed $50 million under the revolving credit agreement on April 3, 1995.

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for fiscal years 1994 and 1993 are as follows:

                      (Thousands except per share amounts)
                                    QUARTER
                     FIRST     SECOND      THIRD     FOURTH
                   ---------  ---------  ---------  --------
1994
NET SALES          $ 625,319  $ 633,172  $ 655,698  $684,119
GROSS PROFIT         317,656    299,331    306,119   290,257
NET EARNINGS
   (LOSS)             12,766      6,934      4,705    (7,997)
EARNINGS (LOSS)
   PER SHARE *         $ .28      $ .15      $ .10     $(.17)
1993
Net Sales          $ 640,340  $ 639,727  $ 677,038  $669,031
Gross Profit         311,649    290,103    323,750   315,123
Net Earnings
   (Loss)             (9,659)   (22,692)     8,246     8,271
Earnings (Loss)
   Per Share       $    (.21) $    (.50) $     .18  $    .18

* Earnings (loss) per share for individual quarters will not add to earnings per share for the entire year since each period is computed independently.

   Net earnings in the fourth quarter reflect favorable LIFO adjustments of $7.2 million ($.16 per share) in 1994 and $16.8 million ($.37 per share) in 1993.

                                       81

              THE UNITED STATES SHOE CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 AND JANUARY 30, 1993
                                  (THOUSANDS)

                COLUMN A                   COLUMN B                  COLUMN C                  COLUMN D           COLUMN E
- --------------------------------------   -----------    ---------------------------------    -----------        ------------
                                                                    Additions
                                                        ---------------------------------
                                          Balance at     Charged to                                              Balance at
                                          Beginning      Costs and           Charged to                              End
              Description                  of Year        Expenses         Other Accounts     Deductions           of Year
- --------------------------------------   -----------    -----------        --------------    -----------        ------------
FOR THE YEAR ENDED JANUARY 28, 1995
   Allowance for Doubtful Accounts       $     7,620    $       331 (d)          -           $     2,744 (a)    $      5,207
   Reserves for Returns and Allowances   $    10,682    $    20,188              -           $    22,861 (b)    $      8,009
   Accrued Restructuring Costs           $    12,221       -                     -           $     4,616 (c)    $      7,605

FOR THE YEAR ENDED JANUARY 29, 1994
   Allowance for Doubtful Accounts       $    10,832    $     1,889              -           $     5,101 (a)    $      7,620
   Reserves for Returns and Allowances   $     9,682    $    25,436              -           $    24,436 (b)    $     10,682
   Accrued Restructuring Costs           $    21,945       -                     -           $     9,724 (c)    $     12,221

FOR THE YEAR ENDED JANUARY 30, 1993
   Allowance for Doubtful Accounts       $     9,878    $     6,998              -           $     6,044 (a)    $     10,832
   Reserves for Returns and Allowances   $     6,399    $    27,360              -           $    24,077 (b)    $      9,682
   Accrued Restructuring Costs           $    50,840       -                     -           $    28,895 (c)    $     21,945

NOTES:
   (a) Represents uncollectible accounts charged off and miscellaneous reclassifications.
   (b) Represents credits issued to customers. The change in the reserve balance is affected by the timing of the issuance of credits to customers and better returns management.
   (c) Represents primarily store and plant closing costs, lease termination costs, severance pay, write-down of the related assets and operating losses until sale or closing.
   (d) Includes a $2.1 million reduction in the Footwear group's bad debt reserve, reflecting improved collection experience and a reduction in the number of independent concept store operators.

                               INDEX TO EXHIBITS
Exhibit
  No.
- -------
3.(a) Amended Articles of Incorporation, as amended, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-54285) and filed with the Commission.

3.(b) Regulations, as amended, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33- 54285) and filed with the Commission.

4.(a) Third Amendment to Rights Agreement, between the company and State Street Bank and Trust Company, dated as of March 29, 1995, incorporated herein by reference to the company's Amendment No. 9 to
         Schedule 14D-9, dated April 24, 1995, and filed with the Commission. Second Amendment to Rights Agreement among the company, Morgan Shareholder Services Trust Company and The Bank of New York, dated as of June 1, 1993, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-54285) and filed with the Commission. First Amendment to Rights Agreement between the company and Morgan Shareholders Services Trust Company, dated as of March 23, 1988, incorporated herein by reference to the company's Current Report on Form 8-K, dated March 23, 1988, and filed with the Commission. Rights Agreement between the company and Morgan Guaranty Trust Company of New York, dated as of March 31, 1986, incorporated herein by reference to the company's Form 8-A, dated April 9, 1986, and filed with the Commission.

4.(b) Instruments defining the rights of security holders, including indentures. The company hereby agrees to furnish to the Commission, upon request, copies of instruments defining the rights of holders of the company's long-term debt.

10.(a) The United States Shoe Corporation 1983 Key Personnel Stock Option Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 2-86625) and filed with the Commission.

10.(b) The United States Shoe Corporation 1985 Outside Directors Stock Option Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-6501) and filed with the Commission.

10.(c) The United States Shoe Corporation 1988 Employee Incentive Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-21106) and filed with the Commission.

10.(d) The United States Shoe Corporation 1991 Outside Directors Stock Option Plan, incorporated herein by reference to the company's Registration Statement on Form S-8 (No. 33-44514) and filed with the Commission.

10.(e) The United States Shoe Corporation Supplemental Deferred Compensation Plan (formerly the Salaried Employees Deferred Compensation Plan), as amended and restated, effective January 1, 1995. Amendments dated as of January 29, 1991 and March 25, 1992 to The United States Shoe Corporation Salaried Employees Deferred Compensation Plan, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 1, 1992. The United States Shoe Corporation Salaried Employees Deferred Compensation Plan, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

10.(f) The United States Shoe Corporation Deferred Compensation Plan for Non-Management Directors, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 1, 1992.

                               INDEX TO EXHIBITS
Exhibit
  No.
- -------
10.(g) Amendment No. 1, dated as of November 1, 1994, to Employment Agreement between the company and Bannus B. Hudson, incorporated herein by reference to the company's Schedule 14D-9, dated March 16, 1995, and filed with the Commission. Employment Agreement, dated as of August 1, 1990, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

10.(h) Employment Agreement, dated as of April 1, 1993, between the company and K. Brent Somers, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

10.(i) Amendment No. 1, dated as of February 3, 1994, to Employment Agreement between the company and David M. Browne, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 29, 1994. Employment Agreement, dated as of January 1, 1991, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 2, 1991.

10.(j) The United States Shoe Corporation Corporate Deferred Compensation Plan effective May 1, 1991 (commencing June 1, 1992), incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

10.(k) Form of Amended and Restated Severance Compensation Agreement, dated as of November 14, 1994, between the company and the Named Officers, incorporated herein by reference to the company's Schedule 14D-9, dated March 16, 1995, and filed with the Commission.

10.(l) Form of Amended and Restated Trust Agreement, dated as of November 14, 1994, between the company and the Named Officers, incorporated herein by reference to the company's Schedule 14D-9, dated March 16, 1995, and filed with the Commission.

10.(m) The United States Shoe Corporation Supplemental Executive Salaried Employees Benefit Plan, as amended April 21, 1995, incorporated herein by reference to the company's Amendment No. 9 to Schedule 14D-9, dated April 24, 1995, and filed with the Commission. Amendment and Restatement to the Supplemental Executive Salaried Employees Benefit Plan, dated as of March 27, 1991, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended February 1, 1992.

10.(n) Total Return to Shareholders Plan, as restated April 24, 1995, incorporated herein by reference to the company's Amendment No. 9 to
         Schedule 14D-9, dated April 24, 1995, and filed with the Commission.

10.(o) Description of the Key Executive Long Term Incentive Program effective February 2, 1992, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

                               INDEX TO EXHIBITS
Exhibit
  No.
- -------
10.(p) Description of the Annual Incentive Bonus Program, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 30, 1993.

10.(q) Employment Agreement, dated as of March 15, 1993, between the company and Michael M. Searles, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 29, 1994.

10.(r) Employment Agreement, dated as of May 19, 1993, between the company and Noel E. Hord, incorporated herein by reference to the company's Annual Report on Form 10-K filed with the Commission for the fiscal year ended January 29, 1994.

10.(s) Form of Special Bonus Agreement, dated as of February 2, 1995, between the company and certain officers of the company, incorporated herein by reference to the company's Schedule 14D-9, dated March 16, 1995, and filed with the Commission.

10.(t) The United States Shoe Corporation Economic Bridge Program, as amended March 15, 1995, for employees of the company, incorporated herein by reference to the company's Schedule 14D-9, dated March 16, 1995, and filed with the Commission.

10.(u) Asset Purchase Agreement, dated as of March 15, 1995, by and among the company, Footwear Acquisition Corp. and Nine West Group Inc.

10.(v) The United States Shoe Corporation Retirement Plan for Outside Directors, as amended April 21, 1995, incorporated herein by reference to the company's Amendment No. 9 to Schedule 14D-9, dated April 24, 1995, and filed with the Commission.

10.(w) An Agreement and Plan of Merger, dated as of April 21, 1995, by and among Avant-Garde Optics, Inc., Luxottica Acquisition Corp. and the company.

11.      Computation of Earnings per Common and Common Equivalent  Share.

21.      List of Subsidiaries.

23.      Consent of Independent Public Accountants.

27.      Financial Data Schedule.